Form 10-Q
period 1994-03-31
BELL ATLANTIC PENNSYLVANIA INC
filed 1994-05-13
CIK 11107

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                              ----------------

                                  FORM 10-Q

                              ----------------


  (Mark one)
    [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended March 31, 1994

                                     OR

    [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from      to


                        Commission File Number 1-6393


                       BELL ATLANTIC - PENNSYLVANIA, INC.


A Pennsylvania Corporation       I.R.S. Employer Identification No. 23-0397860


                 One Parkway, Philadelphia, Pennsylvania  19102


                        Telephone Number (215) 466-9900

                                ----------------




THE REGISTRANT, A WHOLLY OWNED SUBSIDIARY OF BELL ATLANTIC CORPORATION, MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).


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

                     Bell Atlantic - Pennsylvania, Inc.


                       PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
                STATEMENTS OF INCOME AND REINVESTED EARNINGS
                                 (Unaudited)
                            (Dollars in Millions)

                                                    Three months ended
                                                        March 31,
                                                   --------------------
                                                     1994       1993
                                                   ---------  ---------
OPERATING REVENUES
  Local service..................................    $353.7     $340.9
  Network access.................................     224.3      203.9
  Toll service...................................     125.2      119.5
  Directory advertising, billing services
   and other (including $10.6 and $10.9
   from affiliates)..............................     133.7      130.1
  Provision for uncollectibles...................     (13.1)     (12.6)
                                                     ------     ------
                                                      823.8      781.8
                                                     ------     ------
OPERATING EXPENSES
  Employee costs, including benefits
   and taxes.....................................     188.2      178.2
  Depreciation and amortization..................     167.8      154.8
  Other (including $137.1 and $134.5 to
   affiliates)...................................     261.3      275.7
                                                     ------     ------
                                                      617.3      608.7
                                                     ------     ------
NET OPERATING REVENUES...........................     206.5      173.1
                                                     ------     ------

OPERATING INCOME TAXES
  Federal........................................      49.1       36.9
  State..........................................      24.1       17.4
                                                     ------     ------
                                                       73.2       54.3
                                                     ------     ------

OPERATING INCOME.................................     133.3      118.8
                                                     ------     ------

OTHER INCOME (EXPENSE)
  Allowance for funds used during
   construction..................................        .8         .5
  Miscellaneous - net............................       (.9)      (1.6)
                                                     ------     ------
                                                        (.1)      (1.1)
                                                     ------     ------
INTEREST EXPENSE (including $.7 and $.8 to
 affiliate)......................................      31.7       35.1
                                                     ------     ------

INCOME BEFORE EXTRAORDINARY ITEM AND CUMULATIVE
 EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE........     101.5       82.6

EXTRAORDINARY ITEM
  Early Extinguishment of Debt,
   Net of Tax....................................       ---      (14.9)

CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE
  Postemployment Benefits, Net of Tax............       ---      (15.9)
                                                     ------     ------

NET INCOME.......................................    $101.5     $ 51.8
                                                     ======     ======

REINVESTED EARNINGS
  At beginning of period.........................    $521.2     $522.3
  Add: net income................................     101.5       51.8
                                                     ------     ------
                                                      622.7      574.1
  Deduct: dividends..............................      76.3       78.6
          other changes..........................       ---         .1
                                                     ------     ------
  At end of period...............................    $546.4     $495.4
                                                     ======     ======

                       See Notes to Financial Statements.

                     Bell Atlantic - Pennsylvania, Inc.


                                 BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Millions)


                                     ASSETS
                                     ------

                                                   March 31,      December 31,
                                                     1994             1993
                                                   ---------      ------------
CURRENT ASSETS
  Accounts receivable:
    Customers and agents, net of allowances for
     uncollectibles of $49.4 and $50.3...........  $  475.7        $  467.3
    Parent and affiliates........................      31.4            30.0
    Other........................................      12.3            12.1
  Material and supplies..........................      25.3            27.2
  Prepaid expenses...............................     183.1            89.6
  Deferred income taxes..........................      36.3            37.1
  Other..........................................      11.4             8.8
                                                   --------        --------
                                                      775.5           672.1
                                                   --------        --------

PLANT, PROPERTY AND EQUIPMENT....................   8,690.5         8,636.3
  Less accumulated depreciation..................   3,288.3         3,147.4
                                                   --------        --------
                                                    5,402.2         5,488.9
                                                   --------        --------

OTHER ASSETS.....................................     555.0           558.3
                                                   --------        --------

TOTAL ASSETS.....................................  $6,732.7        $6,719.3
                                                   ========        ========




                       See Notes to Financial Statements.

                     Bell Atlantic - Pennsylvania, Inc.


                                 BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Millions)


                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------

                                                   March 31,      December 31,
                                                     1994             1993
                                                   ---------      ------------
CURRENT LIABILITIES
  Debt maturing within one year:
   Affiliate...................................    $  120.2         $   98.8
   Other.......................................         1.0              1.0
  Accounts payable:
   Parent and affiliates.......................       213.7            194.7
   Other.......................................       219.4            290.3
  Accrued expenses:
   Taxes.......................................        98.3             52.5
   Other.......................................       136.8            149.7
  Advance billings and customer deposits.......       101.8            104.6
                                                   --------         --------
                                                      891.2            891.6
                                                   --------         --------

LONG-TERM DEBT.................................     1,646.1          1,646.1
                                                   --------         --------

EMPLOYEE BENEFIT OBLIGATIONS...................       731.1            721.4
                                                   --------         --------

DEFERRED CREDITS AND OTHER LIABILITIES
  Deferred income taxes........................       760.8            774.4
  Unamortized investment tax credits...........       123.9            127.5
  Other........................................       437.8            441.7
                                                   --------         --------
                                                    1,322.5          1,343.6
                                                   --------         --------
SHAREOWNER'S INVESTMENT
  Common stock - $20 par value per share.......     1,594.7          1,594.7
   Authorized shares:   80,210,000
   Outstanding shares:  79,732,681
  Contributed capital..........................          .7               .7
  Reinvested earnings..........................       546.4            521.2
                                                   --------         --------
                                                    2,141.8          2,116.6
                                                   --------         --------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT..    $6,732.7         $6,719.3
                                                   ========         ========




                       See Notes to Financial Statements.

                     Bell Atlantic - Pennsylvania, Inc.


                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Millions)

                                                    Three months ended
                                                         March 31,
                                                    ------------------
                                                     1994        1993
                                                    ------     -------
NET CASH PROVIDED BY OPERATING ACTIVITIES ......    $147.2     $ 177.2
                                                    ------     -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to plant, property and equipment....     (77.1)     (111.0)
  Net change in note receivable from affiliate..       ---      (175.8)
  Other, net....................................      (2.5)       (1.3)
                                                    ------     -------
Net cash used in investing activities...........     (79.6)     (288.1)
                                                    ------     -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings......................       ---       470.0
  Principal repayments of capital lease
   obligations..................................       (.2)        (.2)
  Early extinguishment of debt and related
   call premium.................................       ---      (157.2)
  Net change in note payable to affiliate.......      21.4       (88.1)
  Dividends paid................................     (76.3)      (78.6)
  Net change in outstanding checks drawn
   on controlled disbursement accounts..........     (12.5)      (34.3)
                                                    ------     -------
Net cash used in financing activities...........     (67.6)      111.6
                                                    ------     -------

NET CHANGE IN CASH .............................       ---          .7


CASH, BEGINNING OF PERIOD ......................       ---         ---
                                                    ------     -------


CASH, END OF PERIOD ............................    $  ---     $    .7
                                                    ======     =======


                       See Notes to Financial Statements.

                     Bell Atlantic - Pennsylvania, Inc.


                         NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)


(1) Basis of Presentation

    The accompanying financial statements are unaudited and have been prepared by Bell Atlantic - Pennsylvania, Inc. (formerly The Bell Telephone Company of Pennsylvania) (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The December 31, 1993 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, these financial statements include all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations, financial position and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

(2) Dividend

    On May 2, 1994, the Company declared and paid a dividend in the amount of $100.0 million to Bell Atlantic Corporation (Bell Atlantic).

(3) Restatement - First Quarter 1993

    Results of operations for the three months ended March 31, 1993 were restated in the fourth quarter of 1993 to reflect the cumulative effect of the adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," effective January 1, 1993.

                     Bell Atlantic - Pennsylvania, Inc.


                           SELECTED OPERATING DATA
                                 (Unaudited)
                               (In Thousands)



                                                    At March 31,
                                                --------------------
                                                  1994       1993
                                                ---------  ---------

    Network Access Lines in Service:

        Residence.............................      3,730      3,675
        Business..............................      1,791      1,724
        Public................................         77         78
                                                    -----      -----
                                                    5,598      5,477
                                                    =====      =====


                                                Three months ended
                                                     March 31,
                                                --------------------
                                                  1994       1993
                                                ---------  ---------
    Carrier Access Minutes of Use:

        Interstate...........................   3,338,894  3,019,570
        Intrastate...........................   1,086,466    893,839
                                                ---------  ---------
                                                4,425,360  3,913,409
                                                =========  =========


                                                 Three months ended
                                                      March 31,
                                                 -------------------
                                                   1994      1993
                                                  -------   --------
    Toll Messages:

        Message Telecommunication Services....    194,801    176,240
        Unidirectional Long-Distance Services.     21,425     34,388
        Corridor..............................      4,210      3,151
                                                  -------    -------
                                                  220,436    213,779
                                                  =======    =======

                     Bell Atlantic - Pennsylvania, Inc.


Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2).)

  This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements.

RESULTS OF OPERATIONS

  Net income for the quarter ended March 31, 1994 increased $49.7 million from the corresponding period last year. Results for the first quarter of 1993 reflect an after-tax charge of $15.9 million for the adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," and a $14.9 million extraordinary charge, net of tax, for the early extinguishment of debt.

OPERATING REVENUES

  Operating revenues increased $42.0 million or 5.4% for the first quarter of 1994 from the corresponding period last year. The increase in total operating revenues was comprised of the following:


                                        (Dollars In Millions)
                                        ---------------------
Local service.......................              $12.8
Network access......................               20.4
Toll service........................                5.7
Directory advertising, billing
  services and other................                3.6
Less: Provision for uncollectibles..                 .5
                                                  -----
                                                  $42.0
                                                  =====

  Local service revenues are earned from the provision of local exchange, local private line, and public telephone services. Local service revenues increased $12.8 million or 3.8% in the first quarter of 1994. The increase resulted primarily from growth in network access lines and higher demand for value-added central office services such as Custom Calling. Access lines in service at March 31, 1994 increased 2.2% from March 31, 1993 (see Selected Operating Data on page 6).

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

  Network access revenues increased $20.4 million or 10.0% in the first quarter of 1994. Access minutes of use were 13.1% higher than the first quarter of 1993 (see Selected Operating Data on page 6), due to the effects of a recovering economy and inclement weather in the region. In addition to this volume growth, network access revenues increased due to lower support payments to the National Exchange Carrier Association (NECA) interstate common line pool. Revenue increases were partially offset by the effect of an interstate rate reduction filed by the Company with the Federal Communications Commission (FCC), which became effective on July 2, 1993. In its April 1, 1994 tariff filing, the Company filed revised rates which will become effective July 1, 1994, subject to FCC approval. These revised rates, net of lower support obligations to the NECA interstate common line pool, are not expected to significantly change current levels of interstate access revenues.

  Toll service revenues are earned from interexchange usage services such as Message Telecommunication Services (MTS), Unidirectional Services (Wide Area Toll Service (WATS) and 800 services), Corridor Services between southeastern Pennsylvania and southern New Jersey, and private line services. Toll service revenues increased $5.7

                     Bell Atlantic - Pennsylvania, Inc.


million or 4.8% in the first quarter of 1994. Total toll message volumes, which were partially winter storm-driven, were 3.1% higher than the first quarter of 1993 (see Selected Operating Data on page 6). Volume-driven growth in MTS and Corridor was partially offset by declines in revenues from WATS and private line services, principally due to competitive pressures.

  Directory advertising, billing services and other revenues include amounts earned from directory advertising, billing and collection services provided to IXCs, premises services such as inside wire installation and maintenance, rent of Company facilities by affiliates and non-affiliates, and certain nonregulated enhanced network services.

  Directory advertising, billing services and other revenues increased $3.6 million or 2.8% in the first quarter of 1994, principally due to higher revenues from yellow pages directory advertising. Also contributing to the revenue increase were increases in premises services revenues, principally as a result of higher business volumes, and growth in revenues from Answer Call, a nonregulated enhanced network service. These revenue increases were partially offset by lower facilities rental revenues.

  The provision for uncollectibles, expressed as a percentage of total operating revenues, was 1.6% in the first quarter of both 1994 and 1993.

OPERATING EXPENSES

  Operating expenses increased $8.6 million or 1.4% in the first quarter of 1994 from the corresponding period last year. The increase in total operating expenses was comprised of the following:

                                           Increase/(Decrease)
                                          (Dollars In Millions)
                                          ---------------------
  Employee costs .....................            $ 10.0
  Depreciation and amortization ......              13.0
  Other ..............................             (14.4)
                                                  ------
                                                  $  8.6
                                                  ======

  Employee costs consist of salaries, wages and other employee compensation, employee benefits and payroll taxes paid directly by the Company. Similar costs incurred by employees of Bell Atlantic Network Services, Inc. (NSI), who provide centralized services on a contract basis, are allocated to the Company and are included in other operating expenses. Employee costs increased $10.0 million or 5.6% in the first quarter of 1994, due to a combination of salary and wage increases and higher postretirement benefits costs. The effect of winter storms on repair and maintenance activity contributed to the increase in employee costs.

  The Company continues to evaluate ways to streamline and restructure its operations and reduce its workforce requirements in an effort to improve its cost structure.

  Depreciation and amortization expense increased $13.0 million or 8.4% in the first quarter of 1994. The increase was due primarily to additional depreciation expense resulting from a change in the depreciable lives of certain classes of plant, as approved by the Pennsylvania Public Utility Commission
(PUC), effective July 1, 1993. Also contributing to the increase was higher depreciation expense resulting from growth in the level of depreciable plant.

  Other operating expenses consist primarily of contracted services including centralized service expenses allocated from NSI, rent, network software costs, operating taxes other than income, and other general and administrative expenses. Other operating expenses decreased $14.4 million or 5.2% in the first quarter of 1994. Other operating expenses decreased principally due to decreased software development costs associated with the enhancement of the Company's network, and the effect of one-time accruals for certain liabilities recorded in the first quarter

                     Bell Atlantic - Pennsylvania, Inc.


of 1993. These decreases were offset in part by increased material costs as a result of higher repair and maintenance activity due to the effect of winter storms.

OPERATING INCOME TAXES

  The provision for income taxes increased $18.9 million or 34.8% in the first quarter of 1994. The Company's effective income tax rate was 41.8% in the first quarter of 1994, compared to 39.2% for same period in 1993. The increase in the effective tax rate was principally the result of federal tax legislation enacted in the third quarter of 1993, which increased the federal corporate tax rate from 34% to 35%, and an increase in state income taxes resulting from higher pretax income.

INTEREST EXPENSE

  Interest expense decreased $3.4 million or 9.7% in the first quarter of 1994, principally due to the effect of long-term debt refinancings in 1993.

COMPETITIVE ENVIRONMENT

  The communications industry is currently undergoing fundamental changes which may have a significant impact on future financial performance of telecommunications companies. These changes are driven by a number of factors, including the accelerated pace of technological innovation, the convergence of telecommunications, cable television, information services and entertainment businesses, and a regulatory environment in which many traditional regulatory barriers are being lowered and competition permitted or encouraged.

  Communications services and equipment and the number of competitors offering such services are continuing to expand. The Company's telecommunications business is currently subject to competition from numerous sources, including competitive access providers for network access services and competing cellular telephone companies. An increasing amount of this competition is from large companies which have substantial capital, technological and marketing resources, many of which do not face the same regulatory constraints as the Company. Other potential sources of competition are cable television systems, shared tenant services and other non-carrier systems which are capable of partially or completely bypassing the Company's local network.

  The entry of well-financed competitors, such as large long-distance carriers and other local exchange service competitors, has the potential to adversely affect multiple revenue streams of the Company including local exchange, local access, and long-distance services in the market segments and geographical areas in which the competitors operate. The amount of revenue reductions will depend on competitors' success in marketing these services, and the conditions of interconnection established by regulators. The potential impact is expected to be offset, to some extent, by revenues from interconnection charges to be paid to the Company by these competitors.

  The Company continues to focus its efforts on becoming more competitive and seeking growth opportunities. The Company's responses to competitive challenges include an increased emphasis on meeting customer requirements through the rapid introduction of new products and services, the delivery of increased customer value, and the development of customer loyalty programs. In addition, the Company continues to strive for increased pricing flexibility through efforts to reprice and repackage existing competitive services, reduce its cost structure and workforce through consolidation, re-engineering and streamlining initiatives, and to achieve an improved regulatory and legislative environment. Other important competitive responses, including the development of broadband networks, will improve the Company's ability to take advantage of the growth opportunities created by technological advances and the convergence of the communications, information services and entertainment industries.

                     Bell Atlantic - Pennsylvania, Inc.


REGULATORY ENVIRONMENT

  Federal Regulation
  ------------------

  Recent FCC regulatory rulings have sought to expand competition for special and switched access services. Effective February 1994, the FCC ordered local exchange carriers, including the Company, to allow competing carriers to interconnect to the local exchange network for the purpose of providing switched access transport services. The terms and conditions of this ruling are similar to those for special access collocation ordered during 1992. The principal goal of the FCC's collocation rulings is to encourage competition for these services. The FCC also granted additional, but limited, pricing flexibility for these services so that the local exchange carriers can better respond to the competition that will result. The Company does not expect the net revenue impact of special access collocation to be material. Revenue losses from switched access collocation, however, may be larger than from special access collocation. Bell Atlantic and certain other parties have appealed both the special and switched access collocation orders. Appeals of the switched access collocation order have been stayed pending a decision on the appeal of the special access collocation order. Bell Atlantic expects the appeal on the special access collocation order to be decided in 1994.

  In February 1994, the FCC initiated a rulemaking proceeding to determine the effectiveness of the price cap rules and decide what changes, if any, should be made to those rules. Under proposed rulemaking, the FCC identified for examination three broad sets of issues including those related to the basic goals of price regulation, the operation of price caps and the transition of local exchange services to a fully competitive market. This rulemaking is expected to be concluded by the end of 1994. Any changes to the current price cap plan are expected to be effective January 1, 1995 or shortly thereafter. At this time, the Company cannot estimate the financial impact, if any, that would result if the FCC revised its current price cap rules.

  State Regulation
  ----------------

  The communications services of the Company are subject to regulation by the PUC with respect to intrastate rates and services and other matters.

  The Company continues to operate under traditional rate of return regulation, but it is pursuing regulatory reform.

  On July 8, 1993, legislation was enacted in Pennsylvania which enabled the Company to petition the PUC to regulate the Company under a form of regulation other than rate-base rate of return regulation. On October 1, 1993, the Company filed its petition and plan with the PUC which contained (i) six proposed competitive services (directory advertising, billing services, Centrex, Speed Call, Repeat Call and paging) for removal from price and earnings regulations,
(ii) a price stability mechanism which caps revenue increases through tariff rate changes for other (noncompetitive) services in any year at the increase in the Gross Domestic Product-Price Index in the previous year less 2.25%, and
(iii) a network deployment schedule which commits to universal broadband availability in its telecommunications network by 2015. Hearings on this petition and plan were held in February 1994. On April 28, 1994, the Administrative Law Judges issued a non-binding recommendation that the PUC reject the Company's petition and plan for an alternative form of regulation. The PUC has until June 30, 1994 to approve, reject or modify the Company's alternative regulation plan. The next step in the process is for the Company to file exceptions by May 11, 1994.

REGULATORY ACCOUNTING

  The Company conducts ongoing evaluations of its accounting practices, many of which have been prescribed by regulators. These evaluations include the assessment of whether costs that have been deferred as a result of actions of regulators and the cost of the Company's telephone plant will be recoverable in the future. In the event recoverability of costs becomes unlikely due to changes in cost-based regulation to

                     Bell Atlantic - Pennsylvania, Inc.


another form of regulation, decisions by the Company to accelerate deployment of new technology, or increasing levels of competition, the Company may no longer apply the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (Statement No.
71). The discontinued application of Statement No. 71 would require the Company to write off its regulatory assets and liabilities and may require the Company to adjust the carrying amount of its telephone plant should it determine that such amount is not recoverable. The Company believes that it continues to meet the criteria for continued financial reporting under Statement No. 71. A determination in the future that such criteria are no longer met may result in a significant one-time, non-cash, extraordinary charge, if the Company determines that a substantial portion of the carrying value of its telephone plant may not be recoverable.

OTHER MATTERS

  Environmental Issues
  --------------------

  The Company is subject to a number of environmental matters as a result of its operations and shared liability provisions in the Plan of Reorganization, related to the Modification of Final Judgment. Certain of these environmental matters relate to Superfund sites for which the Company has been designated as a potentially responsible party by the U.S. Environmental Protection Agency. Designation as a potentially responsible party subjects the named company to potential liability for costs relating to cleanup of the affected sites. The Company is also responsible for the remediation of sites with underground fuel storage tanks and other expenses associated with environmental compliance.

  The Company continually monitors its operations with respect to potential environmental issues, including changes in legally mandated standards and remediation technologies. The Company's recorded liability reflects those specific issues where remediation activities are currently deemed to be probable and where the cost of remediation is estimable. Management believes that the aggregate amount of any potential liability would not have a material effect on the Company's financial condition or results of operations.

FINANCIAL CONDITION

  Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements, including network expansion and modernization, and payment of dividends. Management expects that presently foreseeable capital requirements will be financed primarily through internally generated funds, although additional long-term debt may be needed to fund development activities and to maintain the Company's capital structure within management's guidelines.

  The Company's debt ratio was 45.2% at March 31, 1994, compared to 45.2% at December 31, 1993 and 48.9% at March 31, 1993.

  As of March 31, 1994, the Company had $300.0 million remaining under a shelf registration statement filed with the Securities and Exchange Commission.

                     Bell Atlantic - Pennsylvania, Inc.


                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         For background concerning the Company's contingent liabilities under the Plan of Reorganization governing the divestiture by AT&T Corporation (formerly American Telephone and Telegraph Company) of certain assets of the former Bell System Operating Companies with respect to private actions relating to pre-divestiture events, including pending antitrust cases, see Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993.


Item 6.  Exhibits and Reports on Form 8-K


         (b) There were no Current Reports on Form 8-K filed during the quarter ended March 31, 1994.

                     Bell Atlantic - Pennsylvania, Inc.


                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 BELL ATLANTIC - PENNSYLVANIA, INC.



Date:  May 12, 1994              By  /s/ William Harral
                                    --------------------------------------
                                         William Harral
                                         Vice President - External Affairs
                                         and Chief Financial Officer



UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MAY 9, 1994.