Form 10-Q
period 1994-06-30
BELL ATLANTIC PENNSYLVANIA INC
filed 1994-08-15
CIK 11107

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                               ----------------

                                   FORM 10-Q
                               ----------------


         (Mark one)
            [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended June 30, 1994

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

                                ---------------



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
                             (Dollars in Millions)

                                     Three months ended      Six months ended
                                           June 30,              June 30,
                                     ------------------    ---------------------
                                      1994        1993      1994        1993
                                     ------      ------    ------      ---------
OPERATING REVENUES
  Local service....................   $358.3      $347.4    $  712.0    $  688.3
  Network access...................    216.4       206.1       440.7       410.0
  Toll service.....................    120.7       116.8       245.9       236.3
  Directory advertising, billing
   services and other (including
   $11.8, $11.1, $22.4 and $22.0
   from affiliates)................    137.9       133.5       271.6       263.6
  Provision for uncollectibles.....    (12.0)      (12.7)      (25.1)      (25.3)
                                      ------      ------    --------    --------
                                       821.3       791.1     1,645.1     1,572.9
                                      ------      ------    --------    --------

OPERATING EXPENSES
  Employee costs, including
   benefits and taxes..............    181.8       180.6       370.0       358.8
  Depreciation and amortization....    169.7       153.9       337.5       308.7
  Taxes other than income..........     38.1        36.3        73.7        71.1
  Other (including $145.2, $134.6,
  $282.3 and $269.2 to affiliates).    235.3       222.8       461.0       463.7
                                      ------      ------    --------    --------
                                       624.9       593.6     1,242.2     1,202.3
                                      ------      ------    --------    --------

NET OPERATING REVENUES.............    196.4       197.5       402.9       370.6
                                      ------      ------    --------    --------

OPERATING INCOME TAXES
  Federal..........................     45.7        43.0        94.8        79.9
  State............................     22.7        21.8        46.8        39.2
                                      ------      ------    --------    --------
                                        68.4        64.8       141.6       119.1
                                      ------      ------    --------    --------

OPERATING INCOME...................    128.0       132.7       261.3       251.5
                                      ------      ------    --------    --------

OTHER INCOME (EXPENSE)
  Allowance for funds used
   during construction.............       .7          .5         1.5         1.0
  Miscellaneous - net..............     (1.7)       (2.3)       (2.6)       (3.9)
                                      ------      ------    --------    --------
                                        (1.0)       (1.8)       (1.1)       (2.9)
                                      ------      ------    --------    --------

INTEREST EXPENSE (including $1.4,
 $1.6, $2.1 and $2.4 to affiliate).     32.3        32.9        64.0        68.0
                                      ------      ------    --------    --------

INCOME BEFORE EXTRAORDINARY ITEM
 AND CUMULATIVE EFFECT OF CHANGE
 IN ACCOUNTING PRINCIPLE...........     94.7        98.0       196.2       180.6

EXTRAORDINARY ITEM
  Early Extinguishment of Debt,
   Net of Tax......................      ---         ---         ---       (14.9)

CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE
  Postemployment Benefits, Net of
   Tax                                   ---         ---         ---       (15.9)
                                      ------      ------    --------    --------

NET INCOME.........................   $ 94.7      $ 98.0    $  196.2    $  149.8
                                      ======      ======    ========    ========

                                  (Continued)

                      See Notes to Financial Statements.

                      Bell Atlantic - Pennsylvania, Inc.

                                  (Unaudited)
                             (Dollars in Millions)


                            Three months ended  Six months ended
                                  June 30,          June 30,
                            ------------------  ----------------
                             1994      1993      1994     1993
                            -------  ---------  -------  -------

REINVESTED EARNINGS
  At beginning of period..   $546.4     $495.4   $521.2   $522.3
  Add: net income.........     94.7       98.0    196.2    149.8
                             ------     ------   ------   ------
                              641.1      593.4    717.4    672.1
  Deduct: dividends.......    100.0       67.7    176.3    146.3
          other changes...      ---        ---      ---       .1
                             ------     ------   ------   ------
  At end of period........   $541.1     $525.7   $541.1   $525.7
                             ======     ======   ======   ======




                      See Notes to Financial Statements.

                      Bell Atlantic - Pennsylvania, Inc.


                                BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Millions)


                                    ASSETS
                                    ------

                                                   June 30,        December 31,
                                                    1994               1993
                                                   --------        ------------



CURRENT ASSETS
  Accounts receivable:
    Customers and agents, net of allowances for
     uncollectibles of $50.5 and $50.3...........  $  493.4         $  467.3
    Parent and affiliates........................      32.6             30.0
    Other........................................      18.6             12.1
  Material and supplies..........................      26.4             27.2
  Prepaid expenses...............................     164.0             89.6
  Deferred income taxes..........................      35.5             37.1
  Other..........................................      10.5              8.8
                                                   --------         --------
                                                      781.0            672.1
                                                   --------         --------

PLANT, PROPERTY AND EQUIPMENT....................   8,790.9          8,636.3
  Less accumulated depreciation..................   3,420.2          3,147.4
                                                   --------         --------
                                                    5,370.7          5,488.9
                                                   --------         --------

OTHER ASSETS.....................................     539.4            558.3
                                                   --------         --------

TOTAL ASSETS.....................................  $6,691.1         $6,719.3
                                                   ========         ========




                      See Notes to Financial Statements.

                      Bell Atlantic - Pennsylvania, Inc.


                                BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Millions)


                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------


                                                 June 30,          December 31,
                                                   1994                1993
                                                 --------          ------------
CURRENT LIABILITIES
  Debt maturing within one year:
   Affiliate...................................  $     136.3       $   98.8
   Other.......................................           .7            1.0
  Accounts payable:
   Parent and affiliates.......................        220.0          194.7
   Other.......................................        244.4          290.3
  Accrued expenses:
   Taxes.......................................         22.4           52.5
   Other.......................................        152.9          149.7
  Advance billings and customer deposits.......        102.1          104.6
                                                 -----------       --------
                                                       878.8          891.6
                                                 -----------       --------

LONG-TERM DEBT.................................      1,646.2        1,646.1
                                                 -----------       --------

EMPLOYEE BENEFIT OBLIGATIONS...................        740.3          721.4
                                                 -----------       --------

DEFERRED CREDITS AND OTHER LIABILITIES
  Deferred income taxes........................        744.1          774.4
  Unamortized investment tax credits...........        120.2          127.5
  Other........................................        425.0          441.7
                                                 -----------       --------
                                                     1,289.3        1,343.6
                                                 -----------       --------
SHAREOWNER'S INVESTMENT
  Common stock, $20 par value per share........      1,594.7        1,594.7
   Authorized shares:   80,210,000
   Outstanding shares:  79,732,681
  Contributed capital..........................           .7             .7
  Reinvested earnings..........................        541.1          521.2
                                                 -----------       --------
                                                     2,136.5        2,116.6
                                                 -----------       --------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT..  $   6,691.1       $6,719.3
                                                 ===========       ========




                      See Notes to Financial Statements.

                      Bell Atlantic - Pennsylvania, Inc.


                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Millions)


                                                     Six months ended
                                                         June 30,
                                                   ----------------------
                                                     1994          1993
                                                   -------       --------
NET CASH PROVIDED BY OPERATING ACTIVITIES ......    $ 360.6      $ 419.1
                                                    -------      -------


CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to plant, property and equipment....     (209.3)      (231.0)
  Other, net....................................       (8.5)        (6.3)
                                                    -------      -------
Net cash used in investing activities...........     (217.8)      (237.3)
                                                    -------      -------


CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings......................        ---        470.0
  Principal repayments of capital lease
   obligations..................................        (.4)         (.4)
  Early extinguishment of debt and related
   call premium.................................        ---       (555.7)
  Net change in note payable to affiliate.......       37.5         88.3
  Dividends paid................................     (176.3)      (146.3)
  Net change in outstanding checks drawn
   on controlled disbursement accounts..........       (3.6)       (34.3)
                                                     ------       ------
Net cash used in financing activities...........     (142.8)      (178.4)
                                                     ------       ------

NET CHANGE IN CASH .............................        ---          3.4


CASH, BEGINNING OF PERIOD ......................        ---          ---
                                                    -------      -------


CASH, END OF PERIOD ............................    $   ---      $   3.4
                                                    =======      =======


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

(2) Dividend

  On August 1, 1994, the Company declared and paid a dividend in the amount of $92.9 million to Bell Atlantic Corporation.

(3) Subsequent Events

  Discontinued Application of Statement No. 71
  --------------------------------------------

  The Company has historically accounted for the economic effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (Statement No. 71). Under Statement No. 71, as a result of actions of regulators, the Company has depreciated telephone plant using lives prescribed by regulators and deferred certain costs or recognized certain liabilities (regulatory assets and liabilities).

  On August 15, 1994, the Company's parent, Bell Atlantic Corporation (Bell Atlantic), announced that it has determined that it is no longer eligible for continued application of the accounting required by Statement No. 71. The Company believes that the convergence of competition, technological change (including the Company's recent technology deployment plans), recent and potential regulatory, legislative and judicial actions and other factors will create fully open and competitive markets. In such markets, the Company believes it can no longer be assured that prices can be maintained at levels that will recover the net carrying amount of existing telephone plant and equipment, which has been depreciated over relatively long regulator-prescribed lives. In addition, changes from cost-based regulation to a form of incentive regulation contributed to the determination that the continued application of Statement No. 71 is inappropriate.

  The discontinued application of Statement No. 71 requires the Company, for financial reporting purposes, to eliminate its regulatory assets and liabilities and adjust the carrying amount of its telephone plant to the extent that it determines that such amounts either are overstated as a result of the regulatory process, or are not recoverable. Accordingly, as of August 1, 1994, the Company will recognize a non-cash, after-tax extraordinary charge of approximately $626 million to adjust the net carrying amount of telephone plant and equipment and an after-tax extraordinary charge of approximately $102 million to eliminate net regulatory assets. The adjustment to the net carrying amount of telephone plant and equipment will increase the reserve for accumulated depreciation by approximately $1.1 billion. The Company's accounting and reporting for regulatory purposes are not affected by the discontinued application of Statement No. 71.

  As of August 1, 1994, for financial reporting purposes, the Company will utilize estimated asset lives for certain categories of plant and equipment that are shorter

                      Bell Atlantic - Pennsylvania, Inc.


than those currently approved by regulators. The shorter estimated asset lives result from the Company's current expectations as to the revenue-producing lives of the assets. A comparison of the current regulator-approved asset lives and the associated shorter estimated asset lives for the most significantly impacted categories of plant and equipment follows:


                                 Average Lives (in years)
                           ------------------------------------
                              Regulator-Approved      Estimated
                                 Asset Lives         Asset Lives
                           ------------------------  -----------

        Digital Switch           17.5                     12
        Digital Circuit          11.5                     10
        Conduit                  60                       50
        Copper Cable           20 - 26                15.5 - 16
        Fiber Cable              30                     20 - 25


  Employee Benefits
  -----------------

  On August 15, 1994, Bell Atlantic also announced that it will record a charge in the third quarter of 1994, as required by Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (Statement No. 112), to recognize the benefit costs for the separation of employees who are entitled to benefits under its preexisting separation pay plans. The charge, which was actuarially determined, represents benefits earned to date by employees who are expected to receive separation payments in the future, including those who will be separated through 1997 as a result of the recently announced workforce reduction initiative. These workforce reductions will be made possible by improved provisioning systems and customer service processes, increased spans of control, and consolidation and centralization of administrative and staff groups. The Company will record a pretax charge of between $40 million and $50 million to recognize its share of the benefit costs under the separation pay plans.

(4) Restatement of 1993 Financial Statements

  Results of operations for the six months ended June 30, 1993 were restated in the fourth quarter of 1993 to reflect the cumulative effect of the adoption of Statement No. 112, effective January 1, 1993.

(5) Reclassifications - Statements of Cash Flows

  Certain amounts included in Net Cash Provided by Operating Activities and Cash Flows from Investing Activities in the Statement of Cash Flows for the six months ended June 30, 1993 have been reclassified to conform to the current year's classifications.

                      Bell Atlantic - Pennsylvania, Inc.


                            SELECTED OPERATING DATA
                                  (Unaudited)
                                (In Thousands)



                                              At June 30,
                                          --------------------
                                            1994       1993
                                          ---------  ---------

    Network Access Lines in Service:

        Residence.....................      3,725      3,666
        Business......................      1,799      1,724
        Public........................         78         78
                                           ------      -----
                                            5,602      5,468
                                           ======      =====



                                           Six months ended
                                                June 30,
                                          --------------------
                                            1994       1993
                                          ---------  ---------

    Carrier Access Minutes of Use:

        Interstate....................    6,726,065  6,185,128
        Intrastate....................    2,155,383  1,878,667
                                          ---------  ---------
                                          8,881,448  8,063,795
                                          =========  =========





                                                 Six months ended
                                                     June 30,
                                                 ----------------
                                                  1994     1993
                                                 -------  -------
    Toll Messages:

        Message Telecommunication Services.....  382,667  355,308
        Optional Calling Plans.................    2,994    3,728
        Unidirectional Long-Distance Services..   42,035   67,786
        Corridor...............................    6,177    6,287
                                                 -------  -------
                                                 433,873  433,109
                                                 =======  =======

                      Bell Atlantic - Pennsylvania, Inc.


Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2).)

  This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements.

RESULTS OF OPERATIONS

  Net income for the six months ended June 30, 1994 increased $46.4 million from the corresponding period last year. Results for the first six months of 1993 reflect an after-tax charge of $15.9 million for the adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" and a $14.9 million extraordinary charge, net of tax, for the early extinguishment of debt.

OPERATING REVENUES

  Operating revenues for the six months ended June 30, 1994 increased $72.2 million or 4.6% from the corresponding period last year. The increase in total operating revenues was comprised of the following:

                                       Increase/(Decrease)
                                      (Dollars in Millions)
                                      ----------------------
  Local service.......................       $23.7
  Network access......................        30.7
  Toll service........................         9.6
  Directory advertising, billing
   services and other................          8.0
  Less: Provision for uncollectibles..         (.2)
                                             -----
                                             $72.2
                                             =====

  Local service revenues are earned from the provision of local exchange, local private line, and public telephone services. Local service revenues increased $23.7 million or 3.4%, compared to the same period in 1993. The increase resulted primarily from growth in network access lines and higher demand for value-added central office services such as Custom Calling. Access lines in service at June 30, 1994 increased 2.5% from June 30, 1993 (see Selected Operating Data on page 8).

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

  Network access revenues increased $30.7 million or 7.5%, compared to the same period in 1993. Access minutes of use were 10.1% higher than the first six months of 1993 (see Selected Operating Data on page 8), due to the effects of a recovering economy and inclement weather conditions in the region during the first quarter of 1994. The increase in network access revenues is due to customer demand as reflected by growth in access minutes of use, as well as increased access lines in service. In addition to volume growth, network access revenues increased due to lower support payments to the National Exchange Carrier Association (NECA) interstate common line pool and increased revenues recognized through an interstate revenue sharing arrangement with affiliated companies. These revenue increases were partially offset by the effect of an interstate rate reduction filed by the Company with the Federal Communications Commission (FCC), which became effective on July 2, 1993. In its April 1, 1994 tariff filing, the Company filed revised rates, which became effective July 1, 1994. These revised rates, net of lower support obligations to the NECA interstate common line pool, are not expected to significantly change current levels of interstate access revenues.

  Toll service revenues are earned from interexchange usage services such as Message Telecommunication Services (MTS), including optional calling plans, Unidirectional Services (Wide Area Toll Service (WATS) and 800 services), Corridor Services between southeastern Pennsylvania and southern New Jersey, and private line services. Toll

                      Bell Atlantic - Pennsylvania, Inc.


service revenues increased $9.6 million or 4.1%, compared to the same period in 1993. MTS message volumes (including messages from optional calling plans) were 7.4% higher, while unidirectional long-distance messages decreased 38.0%, compared to the first six months of 1993 (see Selected Operating Data on page
8). The growth in MTS message volumes was due to the effects of a recovering economy and harsh weather conditions during the first quarter of 1994. This increase was partially offset by a reduction in private line revenues and lower unidirectional message revenues, principally due to competitive pressures.

  Directory advertising, billing services and other revenues include amounts earned from directory advertising, billing and collection services provided to IXCs, premises services such as inside wire installation and maintenance, rent of Company facilities by affiliates and non-affiliates, and certain nonregulated enhanced network services.

  Directory advertising, billing services and other revenues increased $8.0 million or 3.0%, compared to the same period in 1993. The increase is primarily due to increased revenues from directory advertising, customer premises services and enhanced network services. The increase in directory advertising resulted primarily from higher rates for yellow pages advertising. Higher volumes for premises services and voice messaging services, primarily Answer Call, also increased revenues. These revenue increases were partially offset by lower facilities rental revenues.

  The provision for uncollectibles, expressed as a percentage of total operating revenues, was 1.5% in the first six months of 1994 and 1.6% for the same period last year.

OPERATING EXPENSES

  Operating expenses for the six months ended June 30, 1994 increased $39.9 million or 3.3% from the corresponding period last year. The increase in total operating expenses was comprised of the following:


                                               Increase/(Decrease)
                                              (Dollars In Millions)
                                              ---------------------
  Employee costs .............................        $11.2
  Depreciation and amortization ..............         28.8
  Other ......................................          (.1)
                                                      -----
                                                      $39.9
                                                      =====

  Employee costs consist of salaries, wages and other employee compensation, employee benefits and payroll taxes paid directly by the Company. Similar costs incurred by employees of Bell Atlantic Network Services, Inc. (NSI), who provide centralized services on a contract basis, are allocated to the Company and are included in other operating expenses. Employee costs increased $11.2 million or 3.1%, compared to the same period in 1993, due to a combination of salary and wage increases and higher healthcare costs for active and retired employees. Higher repair and maintenance activity experienced in the first quarter of 1994 caused by unusually severe winter storm conditions throughout the region contributed to the increase in employee costs.

  On August 15, 1994, the Company's parent, Bell Atlantic Corporation, announced that it will record a charge in the third quarter of 1994, as required by Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," to recognize the benefit costs for the separation of employees who are entitled to benefits under its preexisting separation pay plans. The charge, which was actuarially determined, represents benefits earned to date by employees who are expected to receive separation payments in the future, including those who will be separated through 1997 as a result of the recently announced workforce reduction initiative. These workforce reductions will be made possible by improved provisioning systems and customer service processes, increased spans of control, and consolidation and centralization of administrative and staff groups. The Company will record a pretax charge of between $40 million and $50 million to recognize its share of the benefit costs under the separation pay plans. Costs of enhancing systems and consolidating work activities will be charged to expense as incurred.

                      Bell Atlantic - Pennsylvania, Inc.


  Depreciation and amortization expense increased $28.8 million or 9.3%, compared to the same period in 1993. The increase was due primarily to additional expense resulting from a change in the depreciable lives of certain classes of plant, as approved by the Pennsylvania Public Utility Commission
(PUC), effective July 1, 1993. Also contributing to the increase was growth in the level of depreciable plant.

  Other operating expenses consist primarily of contracted services including centralized service expenses allocated from NSI, rent, network software costs, operating taxes other than income, and other general and administrative expenses. Other operating expenses decreased $.1 million, compared to the same period in 1993. Other operating expenses decreased principally due to decreased software development costs associated with the enhancement of the Company's network. Also contributing to the decrease were a reduction in write-offs during the first half of 1994 associated with uncollectible accounts with the Company's billing and collection services, and the effect of one-time accruals for certain liabilities recorded in the first six months of 1993. These decreases were substantially offset by increased intercompany rental expense and contract labor costs. In addition, the first six months of 1994 included added expense for gross receipts taxes due to higher operating revenues and additional property taxes due to higher assessments.

OPERATING INCOME TAXES

  The provision for income taxes increased $22.5 million or 18.9%, compared to the same period in 1993. The Company's effective income tax rate was 41.8% in the first six months of 1994, compared to 39.2% for same period in 1993. The increase in the effective tax rate was principally the result of federal tax legislation enacted in the third quarter of 1993, which increased the federal corporate tax rate from 34% to 35%, and a reduction in investment tax credit amortization.

INTEREST EXPENSE

  Interest expense decreased $4.0 million or 5.9%, compared to the same period in 1993, principally due to the effect of long-term debt refinancings in 1993.

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

  The entry of well-financed competitors, such as large long-distance carriers and other local exchange service competitors, has the potential to adversely affect multiple revenue streams of the Company, including local exchange, local access, and long-distance services in the market segments and geographical areas in which the competitors operate. The amount of revenue reductions will depend on the competitors' success in marketing these services, and the conditions of interconnection established by regulators. The potential impact is expected to be offset, to some extent, by revenues from interconnection charges to be paid to the Company by these competitors.

  The Company continues to focus its efforts on becoming more competitive and seeking growth opportunities. The Company's responses to competitive challenges include an increased emphasis on meeting customer requirements through the rapid introduction of

                      Bell Atlantic - Pennsylvania, Inc.


new products and services, the delivery of increased customer value, and the development of customer loyalty programs. In addition, the Company continues to strive for increased pricing flexibility through efforts to reprice and repackage existing competitive services, to reduce its cost structure and workforce through consolidation, re-engineering and streamlining initiatives, and to achieve an improved regulatory and legislative environment. Other important competitive responses, including the development of broadband networks, will improve the Company's ability to take advantage of the growth opportunities created by technological advances and the convergence of the communications, information services and entertainment industries.

  On May 19, 1994, Bell Atlantic Corporation announced the specifics underlying its full service network deployment program to make broadband, interactive, multimedia services available to up to 8.5 million homes throughout the Bell Atlantic region by the end of the year 2000. The Company will use a variety of technologies, on a market by market basis, depending on customer demand and cost considerations.

REGULATORY ENVIRONMENT

  Federal Regulation
  ------------------

  Recent FCC regulatory rulings have sought to expand competition for special and switched access services. Effective February 1994, the FCC ordered local exchange carriers (LECs), including the Company, to allow competing carriers to interconnect to the local exchange network for the purpose of providing switched access transport services. The terms and conditions of this ruling are similar to those for special access collocation ordered during 1992. The principal goal of the FCC's collocation rulings is to encourage competition for these services. The FCC also granted additional, but limited, pricing flexibility for these services so that the LECs can better respond to the competition that will result. The Company does not expect the net revenue impact of special access collocation to be material. Revenue losses from switched access collocation, however, are expected to be larger than from special access collocation. Bell Atlantic and certain other parties appealed both the special and switched access collocation orders. In June 1994, the U.S. Court of Appeals for the District of Columbia Circuit vacated the FCC's special access collocation order insofar as it required physical collocation and remanded for further proceedings in which the FCC could consider whether, and to what extent, virtual collocation should be imposed. In July 1994, the FCC voted to require LECs to offer competitors virtual collocation, with the LECs having the option to offer physical collocation. Tariffs for virtual collocation for special access are required to be filed on September 1, 1994 and will become effective on December 15, 1994. The appeal of the switched access collocation order is being held in abeyance. The FCC has informed the U.S. Court of Appeals that it will not further litigate the June 1994 special access decision.

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

  State Regulation
  ----------------

  The non-competitive communications services of the Company are subject to regulation by the PUC with respect to intrastate rates and services and other matters.

  On July 8, 1993, legislation was enacted in Pennsylvania which enabled the Company to petition the PUC to regulate the Company under a form of regulation other than rate base rate of return regulation. On October 1, 1993, the Company filed its petition and plan with the PUC. Hearings on this petition and plan were held in February 1994.

  On June 28, 1994, the PUC approved, with modifications, the Company's Alternative Regulation Plan, which was accepted by the Company on July 15, 1994. The major provisions of the modified plan provide for a pure price cap plan with no sharing that

                      Bell Atlantic - Pennsylvania, Inc.


replaces rate base rate of return regulation. The Commission's order confirmed that current rates are just and reasonable, and therefore, required no change to current rates.

  The plan removed from price and earnings regulation six competitive services, including directory advertising, billing service, Centrex service, paging, speed calling and repeat calling. All remaining noncompetitive services will be price regulated.

  Under price regulation, annual price increases up to, but not exceeding, the inflation rate (GDP-PI) minus 2.93 percent will be permitted. Rates for protected services in the noncompetitive category, which include residential and business basic exchange services, special access and switched access, are capped through December 31, 1999. However, revenue neutral rate restructures for both protected and other services are permitted.

  The plan requires the Company to establish a lifeline service for residential customers on a revenue neutral basis. It also requires deployment of a universal broadband network, which must be completed in phases (i) 20% by 1998,
(ii) 50% by 2004, and (iii) 100% by 2015. Deployment must be reasonably balanced among urban, suburban and rural areas.

  Management believes the modified plan provides the Company with improved opportunities for product/market development and revenue/earnings growth.

  In June 1994, the PUC approved tariff rates for Caller ID Service in Pennsylvania. The service is scheduled to be available in September 1994. The Caller ID service is expected to generate revenues of approximately $2 million in the first year, growing to more than $10 million in later years.

  The PUC commenced an investigation to determine whether presubscription for intraLATA toll services should be authorized. A decision on this proceeding is expected by the third quarter of 1995.

OTHER MATTERS

  Subsequent Event - Discontinued Application of Statement No. 71
  ---------------------------------------------------------------

  On August 15, 1994, the Company's parent, Bell Atlantic Corporation, announced that it has determined that it is no longer eligible for continued application of the accounting required by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (Statement No.
71). The discontinued application of Statement No. 71 requires the Company, for financial reporting purposes, to eliminate its regulatory assets and liabilities and adjust the carrying amount of its telephone plant to the extent that it determines that such amounts either are overstated as a result of the regulatory process, or are not recoverable. Accordingly, as of August 1, 1994, the Company will recognize a non-cash, after-tax extraordinary charge of approximately $626 million to adjust the net carrying amount of telephone plant and equipment and an after-tax extraordinary charge of approximately $102 million to eliminate net regulatory assets. The adjustment to the net carrying amount of telephone plant and equipment will increase the reserve for accumulated depreciation by approximately $1.1 billion. The Company expects to report a loss for the third quarter and year as a result of the extraordinary charge for the discontinued application of Statement No. 71.

  As of August 1, 1994, for financial reporting purposes, the Company will utilize estimated asset lives for certain categories of plant and equipment that are shorter than those currently approved by regulators (see Note 3 to the Financial Statements). It is expected that the use of the shorter asset lives when applied to the reduced net asset base will not significantly impact depreciation expense for financial reporting purposes for the remainder of 1994. The ongoing impact on operating expense resulting from the elimination of the amortization of net regulatory assets is not expected to be significant in future periods. The Company's accounting and reporting for regulatory purposes are not affected by the discontinued application of Statement No. 71.

                      Bell Atlantic - Pennsylvania, Inc.


Environmental Issues
- - --------------------

  The Company is subject to a number of environmental matters as a result of its operations and shared liability provisions in the Plan of Reorganization, related to the Modification of Final Judgment. Certain of these environmental matters relate to Superfund sites for which the Company has been designated a potentially responsible party by the U.S. Environmental Protection Agency. The Company is a third party defendant in litigation involving five Superfund sites. The Company is also responsible for the remediation of sites with underground fuel storage tanks and other expenses associated with environmental compliance.

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

  The Company's debt ratio was 45.5% at June 30, 1994, compared to 45.2% at December 31, 1993.

  As of June 30, 1994, the Company had $300.0 million remaining under a shelf registration statement filed with the Securities and Exchange Commission.

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


Item 6.  Exhibits and Reports on Form 8-K

        (b) There were no Current Reports on Form 8-K filed during the quarter ended June 30, 1994.

                      Bell Atlantic - Pennsylvania, Inc.



                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            BELL ATLANTIC - PENNSYLVANIA, INC.



Date:  August 15, 1994           By  /s/ William Harral
                                    ------------------------------------------
                                    William Harral
                                    Vice President - External Affairs
                                    and Chief Financial Officer