Form 10-Q
period 1994-09-30
BELL ATLANTIC PENNSYLVANIA INC
filed 1994-11-14
CIK 11107

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                               ----------------

                                   FORM 10-Q

                               ----------------


     (Mark one)
       [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended September 30, 1994

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

                      Bell Atlantic - Pennsylvania, Inc.

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


          STATEMENTS OF OPERATIONS AND REINVESTED EARNINGS (ACCUMULATED DEFICIT)
                                        (Unaudited)
                                   (Dollars in Millions)

                                             Three months ended         Nine months ended
                                                September 30,             September 30,
                                             -------------------       --------------------
                                               1994        1993         1994         1993
                                             --------     ------       -------     --------
OPERATING REVENUES
  Local service...........................   $ 358.6      $350.7       $1,070.6    $1,039.0
  Network access..........................     232.5       216.7          673.2       626.7
  Toll service............................     112.3       117.2          358.2       353.5
  Directory advertising, billing
   services and other (including
   $14.6, $11.6, $37.0 and $33.6
   from affiliates).......................     139.8       134.5          411.4       398.1
  Provision for uncollectibles............     (12.2)      (12.5)         (37.3)      (37.8)
                                             -------      ------       --------    --------
                                               831.0       806.6        2,476.1     2,379.5
                                             -------      ------       --------    --------
OPERATING EXPENSES
  Employee costs, including benefits
   and taxes..............................     234.4       191.6          604.4       550.4
  Depreciation and amortization...........     169.5       164.0          507.0       472.7
  Taxes other than income.................      26.5        36.8          100.2       108.0
  Other (including $155.4, $135.9,
  $437.7 and $405.0 to affiliates)........     244.1       229.7          705.1       693.3
                                             -------      ------       --------    --------
                                               674.5       622.1        1,916.7     1,824.4
                                             -------      ------       --------    --------

NET OPERATING REVENUES....................     156.5       184.5          559.4       555.1
                                             -------      ------       --------    --------
OPERATING INCOME TAXES
  Federal.................................      26.2        38.0          121.0       117.9
  State...................................      26.9        19.0           73.7        58.2
                                             -------      ------       --------    --------
                                                53.1        57.0          194.7       176.1
                                             -------      ------       --------    --------

OPERATING INCOME..........................     103.4       127.5          364.7       379.0
                                             -------      ------       --------    --------
OTHER INCOME (EXPENSE)
  Allowance for funds used
   during construction....................        .2          .5            1.7         1.5
  Miscellaneous - net.....................      (1.6)       (1.5)          (4.2)       (5.4)
                                             -------      ------       --------    --------
                                                (1.4)       (1.0)          (2.5)       (3.9)
                                             -------      ------       --------    --------
INTEREST EXPENSE (including $1.1,
 $1.2, $3.2 and $3.5 to affiliate)........      31.0        32.9           95.0       100.9
                                             -------      ------       --------    --------
INCOME BEFORE EXTRAORDINARY ITEMS
 AND CUMULATIVE EFFECT OF CHANGE
 IN ACCOUNTING PRINCIPLE..................      71.0        93.6          267.2       274.2

EXTRAORDINARY ITEMS
  Discontinuation of Regulatory
   Accounting Principles, Net of Tax......    (728.5)        ---         (728.5)        ---
  Early Extinguishment of Debt,
   Net of Tax.............................       ---         ---            ---       (14.9)

CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE
  Postemployment Benefits, Net of Tax.....       ---         ---            ---       (15.9)
                                             -------      ------       --------    --------
NET INCOME (LOSS).........................   $(657.5)     $ 93.6       $ (461.3)   $  243.4
                                             =======      ======       ========    ========

                                  (Continued)

                      See Notes to Financial Statements.

                      Bell Atlantic - Pennsylvania, Inc.


STATEMENTS OF OPERATIONS AND REINVESTED EARNINGS (ACCUMULATED DEFICIT) (Continued)
                                  (Unaudited)
                             (Dollars in Millions)


                                        Three months ended    Nine months ended
                                           September 30,        September 30,
                                        -------------------  -------------------
                                           1994      1993      1994       1993
                                        ----------  -------  ---------  --------
REINVESTED EARNINGS (ACCUMULATED
 DEFICIT)
  At beginning of period..............    $ 541.1    $525.7   $ 521.2     $522.3
  Add: net income (loss)..............     (657.5)     93.6    (461.3)     243.4
                                          -------    ------   -------     ------
                                           (116.4)    619.3      59.9      765.7
  Deduct: dividends...................       92.9      98.0     269.2      244.3
          other changes...............        ---        .2       ---         .3
                                          -------    ------   -------     ------
  At end of period....................    $(209.3)   $521.1   $(209.3)    $521.1
                                          =======    ======   =======     ======






                      See Notes to Financial Statements.

                      Bell Atlantic - Pennsylvania, Inc.


                                BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Millions)


                                    ASSETS
                                    ------

                                                    September 30,  December 31,
                                                       1994           1993
                                                   -------------  ------------
CURRENT ASSETS
  Accounts receivable:
    Customers and agents, net of allowances for
     uncollectibles of $49.8 and $50.3...........       $  507.8      $  467.3
    Parent and affiliates........................           32.1          30.0
    Other........................................           23.3          12.1
  Material and supplies..........................           22.1          27.2
  Prepaid expenses...............................          127.8          89.6
  Deferred income taxes..........................           38.0          37.1
  Other..........................................            4.0           8.8
                                                        --------      --------
                                                           755.1         672.1
                                                        --------      --------

PLANT, PROPERTY AND EQUIPMENT....................        8,868.6       8,636.3
  Less accumulated depreciation..................        4,664.7       3,147.4
                                                        --------      --------
                                                         4,203.9       5,488.9
                                                        --------      --------

OTHER ASSETS.....................................           40.9         558.3
                                                        --------      --------

TOTAL ASSETS.....................................       $4,999.9      $6,719.3
                                                        ========      ========



                      See Notes to Financial Statements.

                      Bell Atlantic - Pennsylvania, Inc.

                                BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Millions)


                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------

                                                 September 30,   December 31,
                                                      1994           1993
                                                 --------------  ------------

CURRENT LIABILITIES
  Debt maturing within one year:
   Affiliate...................................    $      96.1       $   98.8
   Other.......................................             .8            1.0
  Accounts payable:
   Parent and affiliates.......................          236.1          194.7
   Other.......................................          236.0          290.3
  Accrued expenses:
   Taxes.......................................           15.3           52.5
   Other.......................................          142.0          149.7
  Advance billings and customer deposits.......          102.2          104.6
                                                   -----------       --------
                                                         828.5          891.6
                                                   -----------       --------

LONG-TERM DEBT.................................        1,667.5        1,646.1
                                                   -----------       --------

EMPLOYEE BENEFIT OBLIGATIONS...................          793.4          721.4
                                                   -----------       --------
DEFERRED CREDITS AND OTHER LIABILITIES
  Deferred income taxes........................          144.3          774.4
  Unamortized investment tax credits...........           54.6          127.5
  Other........................................          125.5          441.7
                                                   -----------       --------
                                                         324.4        1,343.6
                                                   -----------       --------
SHAREOWNER'S INVESTMENT
  Common stock, $20 par value per share........        1,594.7        1,594.7
   Authorized shares:   80,210,000
   Outstanding shares:  79,732,681
  Contributed capital..........................             .7             .7
  Reinvested earnings (accumulated deficit)....         (209.3)         521.2
                                                   -----------       --------
                                                       1,386.1        2,116.6
                                                   -----------       --------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT..    $   4,999.9       $6,719.3
                                                   ===========       ========



                      See Notes to Financial Statements.

                      Bell Atlantic - Pennsylvania, Inc.


                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Millions)

                                                    Nine months ended
                                                       September 30,
                                                  ----------------------
                                                     1994        1993
                                                  ---------    ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES ....    $ 639.4      $ 663.1
                                                  -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to plant, property and equipment..     (348.1)      (363.6)
  Other, net..................................       (3.4)        (7.7)
                                                   ------       ------
Net cash used in investing activities.........     (351.5)      (371.3)
                                                   ------       ------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings....................        ---        470.0
  Principal repayments of capital lease
   obligations................................        (.8)         (.7)
  Early extinguishment of debt and related
   call premium...............................        ---       (555.7)
  Net change in note payable to affiliate.....       (2.7)        76.7
  Dividends paid..............................     (269.2)      (244.3)
  Net change in outstanding checks drawn
   on controlled disbursement accounts........      (15.2)       (34.3)
                                                   ------       ------
Net cash used in financing activities.........     (287.9)      (288.3)
                                                   ------       ------

NET CHANGE IN CASH ...........................        ---          3.5

CASH, BEGINNING OF PERIOD ....................        ---          ---
                                                  -------      -------
CASH, END OF PERIOD ..........................    $   ---      $   3.5
                                                  =======      =======


                      See Notes to Financial Statements.

                      Bell Atlantic - Pennsylvania, Inc.


                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


(1)  Basis of Presentation

  The accompanying financial statements are unaudited and have been prepared by Bell Atlantic - Pennsylvania, Inc. (formerly The Bell Telephone Company of Pennsylvania) (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The December 31, 1993 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, these financial statements include all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations, financial position and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993. Effective August 1, 1994, the Company no longer reports using generally accepted accounting principles applicable to regulated entities (see Note 3).

(2) Dividend

  On November 1, 1994, the Company declared and paid a dividend in the amount of $96.3 million to Bell Atlantic Corporation.

(3) Discontinuation of Regulatory Accounting Principles

  In the third quarter of 1994, the Company determined that it was no longer eligible for continued application of the accounting required by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (Statement No. 71). In connection with the decision to discontinue regulatory accounting principles under Statement No. 71, the Company recorded a non-cash, after-tax extraordinary charge of $728.5 million, which is net of an income tax benefit of $456.3 million.

  The Company's determination that it was no longer eligible for continued application of the accounting required by Statement No. 71 was based on the belief that the convergence of competition, technological change (including the Company's recent technology deployment plans), recent and potential regulatory, legislative and judicial actions, and other factors are creating fully open and competitive markets. In such markets, the Company believes it can no longer be assured that prices can be maintained at levels that will recover the net carrying amount of existing telephone plant and equipment, which has been depreciated over relatively long regulator-prescribed lives. In addition, changes from cost-based regulation to a form of incentive regulation contributed to the determination that the continued application of Statement No. 71 is inappropriate.

 The components of the charge recognized as a result of the discontinued application of Statement No. 71 follow:

                                                         (Dollars in Millions)
                                                         ----------------------
                                                          Pre-tax    After-tax
                                                         ---------  -----------

Increase in plant and equipment depreciation reserve...   $1,133.0      $662.6
Accelerated investment tax credit amortization.........        ---       (36.5)
Tax-related regulatory asset and liability elimination.        ---        72.2
Other regulatory asset and liability elimination.......       51.8        30.2
                                                          --------      ------
Total..................................................   $1,184.8      $728.5
                                                          ========      ======


  The accumulated depreciation reserve was increased by $1,133.0 million. This increase was supported by both an impairment analysis which identified estimated amounts not recoverable from future discounted cash flows, and a depreciation study which identified inadequate depreciation reserve levels which the Company believes resulted principally from the cumulative underdepreciation of plant as a result of the regulatory process.

                      Bell Atlantic - Pennsylvania, Inc.

Investment tax credits (ITCs) are deferred and amortized over the estimated service lives of the related telephone plant and equipment. ITC amortization was accelerated as a result of the reduction in asset lives of the associated telephone plant and equipment.

  Upon adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the effects of required adjustments to deferred tax balances were deferred on the balance sheet as regulatory assets and liabilities and amortized at the time the related deferred taxes were recognized in the ratemaking process. As of August 1, 1994, tax-related regulatory assets of $346.4 million and tax-related regulatory liabilities of $274.2 million were eliminated. The elimination of other regulatory assets and liabilities relate principally to deferred debt refinancing and vacation pay costs which were being amortized as they were recognized in the ratemaking process.

  On August 1, 1994, for financial reporting purposes, the Company began using estimated asset lives for certain categories of plant and equipment that are shorter than those approved by regulators prior to the discontinued application of Statement No. 71. The shorter asset lives result from the Company's expectations as to the revenue-producing lives of the assets. A comparison of the regulator-approved asset lives to the shorter new asset lives for the most significantly impacted categories of plant and equipment follows:

                                     Average Lives (in years)
                              -------------------------------------
                                 Regulator-Approved         New
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

  As a result of the discontinued application of Statement No. 71, regulatory accounting principles no longer apply to the Company for financial accounting and reporting purposes. The Company no longer recognizes regulatory assets and liabilities and the related amortization. Additionally, the Company reports depreciation expense based on economic asset lives and reports capitalized interest costs as a cost of telephone plant and equipment and a reduction in interest expense, in accordance with the provisions of Statement of Financial Accounting Standards No. 34, "Capitalization of Interest Cost." Prior to the discontinued application of Statement No. 71, the Company recorded an allowance for funds used during construction which included both interest and equity return components and was recorded as a cost of plant and an item of other income. The Company's accounting and reporting for regulatory purposes are not affected by the discontinued application of Statement No. 71.

(4) Postemployment Benefits

  In the third quarter of 1994, the Company recorded a pretax charge of $47.0 million, in accordance with Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (Statement No. 112), to recognize the Company's proportionate share of benefit costs for the separation of employees who are entitled to benefits under preexisting Bell Atlantic separation pay plans. The charge, which was actuarially determined, represents benefits earned through July 1, 1994 for employees who are expected to receive separation payments in the future, including those employees who will be separated through 1997 as a result of a recently announced workforce reduction initiative.

(5) Restatement

  Results of operations for the nine months ended September 30, 1993 were restated in the fourth quarter of 1993 to reflect the cumulative effect of the adoption of Statement No. 112, effective January 1, 1993.

                      Bell Atlantic - Pennsylvania, Inc.


(6) Reclassifications - Statements of Cash Flows

  Certain amounts included in Net Cash Provided by Operating Activities and Cash Flows from Investing Activities in the Statement of Cash Flows for the nine months ended September 30, 1993 have been reclassified to conform to the current year's classifications.

                      Bell Atlantic - Pennsylvania, Inc.


                            SELECTED OPERATING DATA
                                  (Unaudited)
                                (In Thousands)

                                                 At September 30,
                                               ----------------------
                                                  1994        1993
                                               ----------  ----------

    Network Access Lines in Service:

        Residence.....................              3,740       3,689
        Business......................              1,823       1,759
        Public........................                 78          78
                                                    -----       -----
                                                    5,641       5,526
                                                    =====       =====
                                                Nine months ended
                                                  September 30,
                                             ------------------------
                                                 1994        1993
                                             -----------  -----------
    Carrier Access Minutes of Use:

        Interstate....................         10,274,763   9,392,160
        Intrastate....................          3,285,528   2,810,976
                                               ----------  ----------
                                               13,560,291  12,203,136
                                               ==========  ==========

                                                Nine months ended
                                                  September 30,
                                               ----------------------
                                                 1994         1993
                                               ---------    ---------

    Toll Messages:

        Message Telecommunication Services.....   568,772     536,147
        Optional Calling Plans.................     4,402       5,338
        Unidirectional Long-Distance Services..    61,899      98,233
        Corridor...............................     9,299       9,511
                                                  -------     -------
                                                  644,372     649,229
                                                  =======     =======

                      Bell Atlantic - Pennsylvania, Inc.


Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2).)

  This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements.

RESULTS OF OPERATIONS

  The Company reported a loss of $461.3 million for the nine months ended September 30, 1994, compared to net income of $243.4 million for the corresponding period last year.

  Results for the nine months ended September 30, 1994 included a non-cash, after-tax extraordinary charge of $728.5 million in connection with the Company's decision to discontinue application of regulatory accounting principles required by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (Statement No. 71).

  The discontinued application of Statement No. 71 required the Company, for financial reporting purposes, to eliminate its regulatory assets and liabilities, resulting in an after-tax charge of $102.4 million. In addition, the Company recorded an after-tax charge of $626.1 million, net of related investment tax credits of $36.5 million, to adjust the carrying amount of its telephone plant and equipment.

  As a result of the discontinued application of Statement No. 71, the Company utilizes shorter asset lives for certain categories of plant and equipment than those approved by regulators prior to the discontinued application of Statement No. 71. It is expected that the use of the shorter asset lives will not significantly change depreciation expense for the fourth quarter of 1994, for financial reporting purposes, from the amount that would have been recorded using asset lives prescribed by regulators prior to the discontinued application of Statement No. 71. The elimination of the amortization of net regulatory assets and the effect of changes in certain accounting policies are not expected to have a significant impact on financial results in future periods. The Company's accounting and reporting for regulatory purposes are not affected by the discontinued application of Statement No. 71. See Note 3 to the Financial Statements for additional information on the discontinuation of regulatory accounting principles.

  In the third quarter of 1994, the Company recorded a pretax charge of $47.0 million, in accordance with Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (Statement No. 112), to recognize the Company's proportionate share of benefit costs for the separation of employees who are entitled to benefits under preexisting Bell Atlantic separation pay plans. The charge, which was actuarially determined, represents benefits earned through July 1, 1994 for employees who are expected to receive separation payments in the future, including those who will be separated through 1997 as a result of a recently announced workforce reduction initiative. These workforce reductions will be made possible by improved provisioning systems and customer service processes, increased spans of control, and consolidation and centralization of administrative and staff groups (see Note 4 to the Financial Statements). Management currently expects the wage and salary savings associated with the workforce reduction to significantly offset the ongoing expense impact for separation benefits accrued under these separation pay plans for 1995 through 1997. Management also expects to recognize additional costs to enhance systems and consolidate work activities, which will be charged to operating expense as incurred.

                      Bell Atlantic - Pennsylvania, Inc.


OPERATING REVENUES

  Operating revenues for the nine months ended September 30, 1994 increased $96.6 million or 4.1% from the corresponding period last year. The increase in total operating revenues was comprised of the following:

                                       Increase/(Decrease)
                                      (Dollars in Millions)
                                      ----------------------

Local service.......................          $31.6
Network access......................           46.5
Toll service........................            4.7
Directory advertising, billing
  services and other................           13.3
Less: Provision for uncollectibles..            (.5)
                                              -----
                                              $96.6
                                              =====

  Local service revenues are earned from the provision of local exchange, local private line, and public telephone services. Local service revenues increased $31.6 million or 3.0%, compared to the same period in 1993. The increase resulted primarily from growth in network access lines and higher demand for value-added central office services such as Caller ID, which was introduced in September 1994, and Custom Calling. Access lines in service at September 30, 1994 increased 2.1% from September 30, 1993 (see Selected Operating Data on page 9).

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

  Network access revenues increased $46.5 million or 7.4%, compared to the same period in 1993. Access minutes of use were 11.1% higher than the first nine months of 1993 (see Selected Operating Data on page 9), due to the effects of a recovering economy and inclement weather conditions in the region during the first quarter of 1994. The increase in network access revenues is principally due to customer demand as reflected by growth in access minutes of use, as well as increased access lines in service. In addition to volume growth, network access revenues increased due to lower support payments to the National Exchange Carrier Association (NECA) interstate common line pool and increased revenues recognized through an interstate revenue sharing arrangement with affiliated companies. These revenue increases were partially offset by the effect of an interstate rate reduction filed by the Company with the Federal Communications Commission (FCC), which became effective on July 2, 1993. In its April 1, 1994 tariff filing, the Company filed revised rates, which became effective July 1, 1994. The 1994 revised rates, net of lower support obligations to the NECA interstate common line pool, are not expected to significantly change current levels of interstate access revenues.

  Toll service revenues are generated from interexchange usage services such as Message Telecommunication Services (MTS), including optional calling plans, Unidirectional Services (Wide Area Toll Service (WATS) and 800 services), Corridor Services between southeastern Pennsylvania and southern New Jersey, and private line services. Toll service revenues increased $4.7 million or 1.3%, compared to the same period in 1993. MTS message volumes (including messages from optional calling plans) were 5.9% higher, while unidirectional long-distance messages decreased 37.0%, compared to the first nine months of 1993 (see Selected Operating Data on page 9). The growth in MTS message volumes was due to the effects of a recovering economy and harsh weather conditions during the first quarter of 1994. Volume-related revenue growth was partially offset by a reduction in private line revenues and lower unidirectional message revenues, as competitive pressures continue to impact these services.

  Directory advertising, billing services and other revenues include amounts earned from directory advertising, billing and collection services provided to IXCs, premises services such as inside wire installation and maintenance, rent of Company facilities by affiliates and non-affiliates, and certain nonregulated enhanced network services.

                      Bell Atlantic - Pennsylvania, Inc.


  Directory advertising, billing services and other revenues increased $13.3 million or 3.3%, compared to the same period in 1993. The increase was primarily due to increased revenues from directory advertising, customer premises services and enhanced network services. The increase in directory advertising resulted primarily from higher prices for yellow pages advertising. Higher demand for premises services and voice messaging services, including Answer Call, also increased revenues. These revenue increases were partially offset by lower billing and collection revenues.

  The provision for uncollectibles, expressed as a percentage of total operating revenues, was 1.5% in the first nine months of 1994 and 1.6% for the same period last year.

OPERATING EXPENSES

  Operating expenses for the nine months ended September 30, 1994 increased $92.3 million or 5.1% from the corresponding period last year. The increase in total operating expenses was comprised of the following:

                                  Increase/(Decrease)
                                 (Dollars in Millions)
                                 ----------------------

Employee costs.................         $54.0
Depreciation and amortization..          34.3
Taxes other than income........          (7.8)
Other..........................          11.8
                                        -----
                                        $92.3
                                        =====

  Employee costs consist of salaries, wages and other employee compensation, employee benefits and payroll taxes paid directly by the Company. Similar costs incurred by employees of Bell Atlantic Network Services, Inc. (NSI), who provide centralized services on a contract basis, are allocated to the Company and are included in other operating expenses.

  Employee costs increased $54.0 million or 9.8% over the corresponding period in 1993. The increase was principally due to a charge of $37.1 million to recognize, in accordance with Statement No. 112, the Company's proportionate share of benefit costs for the separation of employees who are entitled to benefits under preexisting Bell Atlantic separation pay plans. Third quarter 1994 employee costs also included approximately $1 million for the ongoing accrual of separation benefit costs under these separation pay plans. Benefit costs associated with the separation of employees of NSI were allocated to the Company and are included in other operating expenses. Additionally, the employee costs were higher due to a combination of salary and wage increases and higher healthcare benefit costs for active and retired employees. Higher repair and maintenance activity caused by unusually severe weather conditions experienced in 1994 contributed to the overall increase in employee costs. These expense increases were offset in part by the effect of lower force levels during 1994.

  Depreciation and amortization expense increased $34.3 million or 7.3% compared with the same period in 1993. The increase was principally due to growth in telephone plant. The Company's discontinued application of Statement No. 71 has resulted in the use of shorter asset lives for certain categories of plant and equipment than those approved by regulators prior to August 1, 1994. The shorter estimated asset lives reflect the Company's expectations as to the revenue-producing lives of the assets (see Note 3 to the Financial Statements). The use of the shorter asset lives did not significantly impact depreciation expense in the third quarter of 1994, for financial reporting purposes. It is expected that the use of shorter asset lives will not significantly change depreciation expense in the fourth quarter of 1994, for financial reporting purposes, from the amount that would have been recorded using asset lives prescribed by regulators prior to the discontinued application of Statement
No. 71. Future depreciation represcriptions by regulators will not affect depreciation expense for financial reporting purposes.

  Taxes other than income decreased $7.8 million or 7.2%, compared to the same period in 1993. This decrease is principally due to reduced capital stock taxes resulting from the reduction in net income caused by the discontinued application of Statement No. 71. Partially offsetting the decrease was additional expense for gross receipts taxes due to higher operating revenues, and property taxes due to higher assessments.

                      Bell Atlantic - Pennsylvania, Inc.


  Other operating expenses consist primarily of contracted services including centralized service expenses allocated from NSI, rent, network software costs, and other general and administrative expenses. Other operating expenses increased $11.8 million or 1.7%, compared to the same period in 1993. Other operating expenses increased principally due to higher costs allocated from NSI primarily as a result of higher employee costs, affiliate rent expense and employee-related expenses incurred in that organization, including $9.9 million for the Company's allocated share of a charge for separation benefit costs recognized under Statement No. 112. Also contributing to the increase were higher contract labor costs and the effect of adjustments made to billing agreements with certain affiliated companies. These increases were partially offset by decreased software costs, and the effect of one-time accruals for certain liabilities recorded in 1993.

OPERATING INCOME TAXES

  The provision for income taxes increased $18.6 million or 10.6%, compared to the same period in 1993. The Company's effective income tax rate was 42.0% in the first nine months of 1994, compared to 39.4% for same period in 1993. The increase in the effective tax rate was principally the result of the reduction in amortization of investment tax credits as a result of the discontinued application of Statement No. 71, and the effect of a one-time net benefit recorded in the third quarter of 1993 to adjust deferred tax assets for the increase in the federal corporate income tax rate from 34% to 35%.

OTHER INCOME AND EXPENSE

  Other expense was $2.5 million for the nine months ended September 30, 1994 and $3.9 million for the same period in 1993. The decrease in other expense was primarily due to lower non-operating costs in 1994, offset in part by higher income related to the allowance for funds used during construction.

  Prior to the discontinued application of Statement No. 71, the Company recorded an allowance for funds used during construction as a cost of plant and an item of other income. As prescribed by regulators, the allowance for funds used during construction included both interest and equity return components. Effective August 1, 1994, interest costs on telephone plant under construction are capitalized in accordance with the provisions of Statement of Financial Accounting Standards No. 34, "Capitalization of Interest Cost," and reported as a cost of telephone plant and a reduction to interest expense. The amount of allowance for funds used during construction that was recorded as other income prior to August 1, 1994 was $1.7 million in 1994 and $2.1 million for the twelve month period ended December 31, 1993. The impact of this change was more than offset by increased income recognized for the allowance for funds used during construction resulting from higher levels of plant under construction prior to August 1, 1994.

INTEREST EXPENSE

  Interest expense decreased $5.9 million or 5.8%, compared to the same period in 1993, principally due to the effect of long-term debt refinancings in 1993 and lower levels of short-term debt. Interest expense was further reduced by the recognition of $1.0 million in capitalized interest costs, effective with the discontinued application of Statement No. 71.

EXTRAORDINARY ITEM

  As discussed in Note 3 to the Financial Statements, in connection with the Company's decision to discontinue application of regulatory accounting principles under Statement No. 71, the Company recorded a non-cash, after-tax extraordinary charge of $728.5 million, net of an income tax benefit of $456.3 million, in the third quarter of 1994.

COMPETITIVE ENVIRONMENT

  The communications industry continues to undergo fundamental changes which may have a significant impact on future financial performance of telecommunications companies. These changes are driven by a number of factors, including the accelerated pace of technological innovation, the convergence of telecommunications, cable television,

                      Bell Atlantic - Pennsylvania, Inc.


information services and entertainment businesses, and a regulatory environment in which many traditional regulatory barriers are being lowered and competition permitted or encouraged.

  Communications services and equipment and the number of competitors offering such services are continuing to expand. The Company's telecommunications business is currently subject to competition from numerous sources, including competitive access providers for network access services and competing cellular telephone companies. An increasing amount of this competition is from large companies which have substantial capital, technological and marketing resources, many of which do not face the same regulatory constraints as the Company. Other sources of competition are cable television systems, shared tenant services and other non-carrier systems which are capable of partially or completely bypassing the Company's local network.

  The entry of well-financed competitors, such as large long-distance carriers and other local exchange service competitors, has the potential to adversely affect multiple revenue streams of the Company, including local exchange, network access, and toll services in the market segments and geographical areas in which the competitors operate. The amount of revenue reductions will depend on the competitors' success in marketing these services, and the conditions of interconnection established by regulators. The potential impact is expected to be offset, to some extent, by revenues from interconnection charges to be paid to the Company by these competitors.

  The Company continues to focus its efforts on being more competitive and seeking growth opportunities. The Company's responses to competitive challenges include an increased emphasis on meeting customer requirements through the rapid introduction of new products and services, the delivery of increased customer value, and the development of customer loyalty programs. In addition, the Company continues to strive for increased pricing flexibility through efforts to reprice and repackage existing services, to reduce its cost structure and workforce through consolidation, re-engineering and streamlining initiatives, and to achieve an improved regulatory and legislative environment. Other important competitive responses, including the development of broadband networks, will improve the Company's ability to take advantage of the growth opportunities created by technological advances and the convergence of the communications, information services and entertainment industries.

REGULATORY ENVIRONMENT

  Federal Regulation
  ------------------

  Recent FCC regulatory rulings have sought to expand competition for special and switched access services. The FCC had ordered local exchange carriers
(LECs), including the Company, to provide physical collocation in the Company's central offices to competitors for the purpose of providing special and switched access transport services. The FCC also granted additional, but limited, pricing flexibility for these services so that the LECs can better respond to the competition that will result. However, in June 1994, the U.S. Court of Appeals for the District of Columbia Circuit vacated the FCC's special access collocation order insofar as it required physical collocation and remanded for further proceedings in which the FCC could consider whether, and to what extent, virtual collocation should be imposed. In July 1994, the FCC voted to require LECs to offer competitors virtual collocation, with the LECs having the option to offer physical collocation. Tariffs for virtual collocation for special access were filed on September 1, 1994 and will become effective on December 15, 1994. The appeal of the switched access collocation order is being held in abeyance. The FCC has informed the U.S. Court of Appeals that it will not further litigate the June 1994 special access decision. The Company does not expect the net revenue impact of virtual collocation to be material.

  As reported in the Company's 1993 Form 10-K (Part I, Item 1 - Business), the FCC initiated Computer Inquiry III in 1985 to re-examine its regulations requiring that "enhanced services" (e.g., voice messaging services, electronic mail, videotext gateway, protocol conversion) be offered only through a structurally separated subsidiary. In 1986, the FCC eliminated this requirement, permitting the Company to offer enhanced services, subject to compliance with a series of nonstructural safeguards. These safeguards include detailed cost accounting, protection of customer information, public disclosure of technical interfaces and certain reporting requirements.

                      Bell Atlantic - Pennsylvania, Inc.


  In June 1990, the U.S. Court of Appeals for the Ninth Circuit (Court of Appeals) vacated and remanded the Computer Inquiry III decisions to the FCC. In December 1991, the FCC adopted an order which reinstated relief from the separate subsidiary requirement upon a company's compliance with the FCC's Computer III Open Network Architecture (ONA) requirements and strengthened some of the nonstructural safeguards. In March 1992, the Company certified to the FCC that it had complied with all initial ONA obligations, and the FCC granted the Company structural relief in June 1992.

  In October 1994, the Court of Appeals vacated the 1991 order and remanded the matter to the FCC for further proceedings. As the Court of Appeals has not yet issued a mandate giving formal effect to its decision, the Company continues to offer enhanced services pending further action by the Court of Appeals or the FCC.

  State Regulation
  ----------------

  The non-competitive intrastate communications services of the Company are subject to regulation by the PUC with respect to intrastate rates and other matters.

  On July 8, 1993, legislation was enacted in Pennsylvania which enabled the Company to petition the PUC to regulate the Company under a form of regulation other than rate base rate of return regulation. On October 1, 1993, the Company filed its petition and plan with the PUC.

  On June 28, 1994, the PUC approved, with modifications, the Company's Alternative Regulation Plan, which was accepted by the Company on July 15, 1994. The major provisions of the modified plan provide for a pure price cap plan with no sharing that replaces rate base rate of return regulation. The Commission's order confirmed that current rates are just and reasonable, and therefore, required no change to current rates.

  The plan removed from price and earnings regulation six competitive services, including directory advertising, billing service, Centrex service, paging, speed calling and repeat calling. All remaining noncompetitive services will be price regulated.

  Under price regulation, annual price increases up to, but not exceeding, the inflation rate (GDP-PI) minus 2.93 percent will be permitted. Annual price decreases are required when the GDP-PI falls below 2.93%. Protected services in the noncompetitive category, which include residential and business basic exchange services, special access and switched access, are capped through December 31, 1999. However, revenue neutral rate restructures for both protected and other services are permitted. On November 1, 1994, the Company made the first annual price adjustment filing based on the prescribed formula. Revenues for intrastate noncompetitive services will be decreased by $5.9 million, effective January 1, 1995. Protected services will receive a prorated share of this reduction equal to $3.5 million.

  The plan requires the Company to propose a Lifeline service for residential customers on a revenue neutral basis. In compliance with the PUC's Order, the Company filed its revenue neutral Lifeline and Universal Telephone Assistance Program proposals on September 23, 1994. The Company's proposal would decrease dial tone line rates to $1 for Lifeline customers and increase rates on other residence dial tone line customers and Public Coin customers. A decision on the proposal is expected by the second quarter of 1995. The plan also requires deployment of a universal broadband network, which must be completed in phases
(i) 20% by 1998, (ii) 50% by 2004, and (iii) 100% by 2015. Deployment must be reasonably balanced among urban, suburban and rural areas.

  Management believes the modified plan provides the Company with improved opportunities for product/market development and revenue/earnings growth.

  In July 1994, several parties filed appeals in the Pennsylvania Commonwealth Court of the PUC's June 28, 1994 order approving a modified plan. These appeals have been consolidated by the Court and are expected to be decided by the end of 1995.

  In June 1994, the PUC approved tariff rates for Caller ID Service in Pennsylvania. The service was made available in September 1994. Caller ID service is expected to generate revenues of approximately $2 million in the first year, growing to more than $10 million in later years.

  The PUC commenced an investigation to determine whether presubscription for intraLATA toll services should be authorized. A decision on this proceeding is expected by the third quarter of 1995.

                      Bell Atlantic - Pennsylvania, Inc.


  In addition, the PUC's examination of Metropolitan Fiber System's (MFS) application to become a local carrier is underway. The purpose is to certify that MFS meets Pennsylvania's statutory requirements. Results are expected by the third quarter of 1995. On October 3, 1994, MCI also filed to become a local carrier in Pennsylvania. A schedule for this docket has not yet been established. Coincident with local service competition, the PUC has initiated an investigation to formulate general principles and policies of Universal Service. This issue is expected to be resolved by January, 1996.

OTHER MATTERS

  Environmental Issues
  --------------------

  The Company is subject to a number of environmental proceedings as a result of its operations and shared liability provisions in the Plan of Reorganization related to the Modification of Final Judgment. Certain of these environmental matters relate to Superfund and other sites for which the Company has received a request for information or is a third-party defendant. The Company is also responsible for the remediation of sites with underground fuel storage tanks and other expenses associated with environmental compliance.

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

  The Company's debt ratio was 56.0% at September 30, 1994, compared to 45.2% at December 31, 1993. The debt ratio was significantly impacted by the equity reduction associated with the discontinued application of Statement No. 71.

  As of September 30, 1994, the Company had $300.0 million remaining under a shelf registration statement filed with the Securities and Exchange Commission.

  As a result of the discontinued application of Statement No. 71, the Balance Sheet at September 30, 1994 reflects significant changes due to the elimination of regulatory assets and liabilities, the revaluation of plant and equipment and the accelerated amortization of investment tax credits (see Note 3 to the Financial Statements).

                      Bell Atlantic - Pennsylvania, Inc.


                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         For background concerning the Company's contingent liabilities under the Plan of Reorganization governing the divestiture by AT&T Corp. (formerly American Telephone and Telegraph Company) of certain assets of the former Bell System Operating Companies with respect to private actions relating to pre-divestiture events, including pending antitrust cases, see Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993.


Item 6.  Exhibits and Reports on Form 8-K


         (a)    Exhibits:

                Exhibit Number

                27   Financial Data Schedule


         (b) There were no Current Reports on Form 8-K filed during the quarter ended September 30, 1994.

                      Bell Atlantic - Pennsylvania, Inc.


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            BELL ATLANTIC - PENNSYLVANIA, INC.



Date:  November 10, 1994         By  /s/ Robert J. McGonagle
                                    -------------------------------
                                         Robert J. McGonagle
                                         Chief Financial Officer






UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF NOVEMBER 7, 1994.