Form 10-Q
period 1995-03-31
BELL ATLANTIC PENNSYLVANIA INC
filed 1995-05-12
CIK 11107

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                               ----------------

                                   FORM 10-Q

                               ----------------


        (Mark one)
            [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1995

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

                                              Three months ended
                                                  March 31,
                                             --------------------
                                                1995       1994
                                             ----------  --------
OPERATING REVENUES (including $20.1
 and $17.8 from affiliates)................    $ 842.2    $836.9
                                               -------    ------

OPERATING EXPENSES
  Employee costs, including benefits
   and taxes...............................      183.4     188.2
  Depreciation and amortization............      165.2     167.8
  Other (including $158.6
   and $151.1 to affiliates)...............      276.3     274.4
                                               -------    ------
                                                 624.9     630.4
                                               -------    ------

OPERATING INCOME...........................      217.3     206.5

OTHER INCOME AND (EXPENSE), NET
  Allowance for funds used
   during construction.....................        ---       0.8
  Other, net (including $.1
   and $0 from affiliate)..................       (0.6)     (1.1)
                                               -------    ------
                                                  (0.6)     (0.3)
INTEREST EXPENSE (including $.6
 and $.7 to affiliate).....................       29.0      31.7
                                               -------    ------

INCOME BEFORE PROVISION FOR INCOME TAXES...      187.7     174.5
PROVISION FOR INCOME TAXES.................       78.5      73.0
                                               -------    ------

NET INCOME.................................    $ 109.2    $101.5
                                               =======    ======


REINVESTED EARNINGS (ACCUMULATED DEFICIT)
  At beginning of period...................    $(210.6)   $521.2
  Add:  net income.........................      109.2     101.5
                                               -------    ------
                                                (101.4)    622.7
  Deduct:  dividends.......................       93.1      76.3
                                               -------    ------
  At end of period.........................    $(194.5)   $546.4
                                               =======    ======



                      See Notes to Financial Statements.

                      Bell Atlantic - Pennsylvania, Inc.


                                BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Millions)


                                    ASSETS
                                    ------

                                                     March 31,     December 31,
                                                       1995           1994
                                                     ---------     ------------
CURRENT ASSETS
  Short-term investments........................     $   32.8        $    ---
  Accounts receivable:
    Customers and agents, net of allowances for
     uncollectibles of $49.6 and $51.9..........        474.7           505.8
    Affiliates..................................         20.0            22.1
    Other.......................................         16.4            21.7
  Material and supplies.........................         14.9            19.9
  Prepaid expenses..............................        176.3           121.3
  Deferred income taxes.........................         65.7            54.1
  Other.........................................          6.5             3.6
                                                     --------        --------
                                                        807.3           748.5
                                                     --------        --------

PLANT, PROPERTY AND EQUIPMENT...................      9,120.5         8,979.3
  Less accumulated depreciation.................      4,870.2         4,744.6
                                                     --------        --------
                                                      4,250.3         4,234.7
                                                     --------        --------

OTHER ASSETS....................................         44.4            81.5
                                                     --------        --------

TOTAL ASSETS....................................     $5,102.0        $5,064.7
                                                     ========        ========



                      See Notes to Financial Statements.

                      Bell Atlantic - Pennsylvania, Inc.

                                BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Millions)


                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------

                                                     March 31,     December 31,
                                                       1995            1994
                                                    ----------     ------------
CURRENT LIABILITIES
  Debt maturing within one year:
   Note payable to affiliate...................     $   73.4       $   12.1
   Other.......................................         36.1            1.1
  Accounts payable:
   Affiliates..................................        249.4          248.6
   Other.......................................        203.5          319.8
  Accrued expenses:
   Taxes.......................................        123.5           46.4
   Other.......................................        159.4          156.7
  Advance billings and customer deposits.......         93.3          102.2
                                                    --------       --------
                                                       938.6          886.9
                                                    --------       --------

LONG-TERM DEBT.................................      1,632.1        1,667.4
                                                    --------       --------

EMPLOYEE BENEFIT OBLIGATIONS...................        818.7          808.3
                                                    --------       --------

DEFERRED CREDITS AND OTHER LIABILITIES
  Deferred income taxes........................        131.3          132.7
  Unamortized investment tax credits...........         49.8           51.9
  Other........................................        130.6          132.7
                                                    --------       --------
                                                       311.7          317.3
                                                    --------       --------
SHAREOWNER'S INVESTMENT
  Common stock - $20 par value per share.......      1,594.7        1,594.7
   Authorized shares:   80,210,000
   Outstanding shares:  79,732,681
  Contributed capital..........................           .7             .7
  Accumulated deficit..........................       (194.5)        (210.6)
                                                    --------       --------
                                                     1,400.9        1,384.8
                                                    --------       --------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT..     $5,102.0       $5,064.7
                                                    ========       ========



                      See Notes to Financial Statements.

                      Bell Atlantic - Pennsylvania, Inc.

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Millions)

                                                    Three months ended
                                                         March 31,
                                                   --------------------
                                                     1995        1994
                                                   --------    --------
NET CASH PROVIDED BY OPERATING ACTIVITIES......... $  271.2    $  147.9
                                                   --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Net change in short-term investments............    (32.8)        ---
  Additions to plant, property and equipment......   (183.0)      (77.8)
  Other, net......................................      1.1        (2.5)
                                                   --------    --------
Net cash used in investing activities.............   (214.7)      (80.3)
                                                   --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Principal repayments of capital lease
   obligations....................................      (.4)        (.2)
  Net change in note payable to affiliate.........     61.3        21.4
  Dividends paid..................................    (93.1)      (76.3)
  Net change in outstanding checks drawn on
   controlled disbursement accounts...............    (24.3)      (12.5)
                                                   --------    --------
Net cash used in financing activities.............    (56.5)      (67.6)
                                                   --------    --------

NET CHANGE IN CASH ...............................      ---         ---


CASH, BEGINNING OF PERIOD ........................      ---         ---
                                                   --------    --------

CASH, END OF PERIOD .............................. $    ---    $    ---
                                                   ========    ========



                      See Notes to Financial Statements.

                      Bell Atlantic - Pennsylvania, Inc.

                         NOTES TO FINANCIAL STATEMENTS

1.  Basis of Presentation

    The accompanying financial statements are unaudited and have been prepared by Bell Atlantic - Pennsylvania, Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The December 31, 1994 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, these financial statements include all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations, financial position and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. Effective August 1, 1994, the Company discontinued accounting for its operations in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulations."

2.  Dividend

    On May 1, 1995, the Company declared and paid a dividend in the amount of $110.0 million to Bell Atlantic Corporation.

3.  Reclassifications

    Certain reclassifications of prior year's data have been made to conform to 1995 classifications.

                      Bell Atlantic - Pennsylvania, Inc.

Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2).)

  This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements.

RESULTS OF OPERATIONS
- ---------------------

  The Company reported net income for the first quarter of 1995 of $109.2 million, compared to net income of $101.5 million for the same period in 1994.

  Major items affecting the comparison of operating results for the three month period ended March 31, 1995, versus the three month period ended March 31, 1994, are discussed in the following sections.


OPERATING REVENUES
- ------------------


For the Three Months Ended March 31                        1995         1994
- --------------------------------------------------------------------------------
                                                         (Dollars in Millions)
Transport Services
   Local service                                          $304.4       $299.6
   Network access                                          226.0        224.3
   Toll service                                            112.9        125.2
Ancillary Services
   Directory advertising                                    80.7         78.7
   Other                                                    40.1         36.0
Value-added Services                                        78.1         73.1
                                                          ------       ------
Total                                                     $842.2       $836.9
                                                          ======       ======


TRANSPORT SERVICES OPERATING STATISTICS
- ---------------------------------------
                                                                      Percentage
                                                                       Increase
                                                       1995     1994  (Decrease)
- --------------------------------------------------------------------------------
At March 31
- -----------
  Access Lines in Service (In thousands)
    Residence                                         3,775    3,730     1.2%
    Business                                          1,868    1,791     4.3
    Public                                               77       77       -
                                                     ------   ------
                                                      5,720    5,598     2.2
                                                     ======   ======

For the Three Month Period Ended March 31
- -----------------------------------------
  Access Minutes of Use (In millions)
    Interstate                                        3,585    3,339     7.4
    Intrastate                                        1,164    1,086     7.2
                                                     ------   ------
                                                      4,749    4,425     7.3
                                                     ======   ======

  Toll Messages (In millions)
    Intrastate                                          197      211    (6.6)
    Interstate                                            9       10   (10.0)
                                                     ------   ------
                                                        206      221    (6.8)
                                                     ======   ======

                      Bell Atlantic - Pennsylvania, Inc.

LOCAL SERVICE REVENUES

  Dollars in Millions                                Increase
================================================================================
  Three Months                                       $  4.8    1.6%
================================================================================

  Local service revenues are earned by the Company from the provision of local exchange, local private line and public telephone services.

  Local service revenues increased in 1995 due to a 2.2% growth in the number of access lines in service, higher usage of basic calling services by residence customers and increased usage and data transport by business customers. This growth was partially offset by the effect of storm-driven usage experienced in the first quarter of 1994. Additionally, the Company's annual price adjustment filing under the Alternative Regulation Plan, effective January 1, 1995, reduced revenues for basic exchange services by approximately $.9 million in the first quarter of 1995. (See Competitive and Regulatory Environment - State Regulation section.)


NETWORK ACCESS REVENUES

  Dollars in Millions                                Increase
================================================================================
  Three Months                                       $  1.7    0.8%
================================================================================

  Network access revenues are received from interexchange carriers (IXCs) for their use of the Company's local exchange facilities in providing long-distance services to IXCs' customers and from end-user subscribers. Switched access service revenues are derived from usage-based charges paid by IXCs for access to the Company's network. Special access revenues arise from access charges paid by IXCs and end-users who have private networks, and end-user access revenues are earned from local exchange carrier customers who pay for access to the network.

  Network access revenues increased in 1995 principally due to higher customer demand for access services as reflected by a 7.3% growth in access minutes of use, as well as growth in revenues from end-user charges attributable to increasing access lines in service. Increased demand for digital data transport services also contributed to growth in access revenues. Reported growth in access minutes of use and revenues was negatively impacted by storm-related calling volumes experienced in the first quarter of 1994. Volume-related revenue increases were partially offset by the effect of price reductions, the recognition of the Company's obligations under the Federal Communications Commission's (FCC) current price cap order and lower revenues recognized through an interstate revenue sharing agreement with affiliated companies. See "Competitive and Regulatory Environment - Federal Regulation" for a discussion of FCC interstate access revenue issues.


TOLL SERVICE REVENUES

  Dollars in Millions                                (Decrease)
================================================================================
  Three Months                                       $(12.3)   (9.8)%
================================================================================

  Toll service revenues are earned from calls made outside a customer's local calling area, but within the same service area boundaries of the Company, commonly referred to as "LATAs." Other toll services include 800 services, Wide Area Telephone Service (WATS) and corridor services (between Southern New Jersey and Philadelphia).

  The decrease in toll service revenues was caused by a decline of 6.8% in toll message volumes and price reductions on certain toll services. The decline in toll message volumes was due to the effect of storm-driven usage experienced in the first quarter of 1994 and increased competition for intraLATA toll, WATS and corridor services. The Company's annual price adjustment filing under the Alternative Regulation Plan, effective January 1, 1995, reduced toll service revenues by approximately $.6 million in the first quarter of 1995. The Company expects that competition will continue to negatively impact toll service revenues in 1995, relative

                      Bell Atlantic - Pennsylvania, Inc.

to 1994 levels. (See Competitive and Regulatory Environment - State Regulation section.)


DIRECTORY ADVERTISING REVENUES

  Dollars in Millions                                Increase
================================================================================
  Three Months                                       $  2.0    2.5%
================================================================================

  Directory advertising revenues are earned primarily from local advertising and marketing services provided to businesses in White and Yellow Pages directories. Other directory advertising services include database and foreign directory marketing.

  Growth in directory advertising revenues was principally due to higher rates charged for the services. Volume growth continues to be impacted by competition from other directory companies, as well as other advertising media.


OTHER ANCILLARY SERVICES REVENUES

  Dollars in Millions                                Increase
================================================================================
  Three Months                                       $  4.1   11.4%
================================================================================

  Other ancillary services include billing and collection services provided to IXCs, and facilities rental services provided to affiliates and non-affiliates.

  Other ancillary services increased due to higher facilities rental revenues from affiliates and higher billing and collection services revenues.


VALUE-ADDED SERVICES REVENUES

  Dollars in Millions                                Increase
================================================================================
  Three Months                                       $  5.0    6.8%
================================================================================

  Value-added services represent a family of enhanced services including Call Waiting, Return Call, Caller ID, Answer Call, and Voice Mail. These services also include customer premises services such as inside wire installation and maintenance and other central office services and features.

  Continued growth in the network customer base (access lines) and higher demand by residence customers for value-added central office and voice messaging services offered by the Company, including the introduction of Caller ID in the third quarter of 1994, increased value-added services revenues in the first quarter of 1995.


OPERATING EXPENSES
- ------------------

For the Three Months Ended March 31               1995    1994
- -----------------------------------------------------------------
                                             (Dollars in Millions)
Employee costs, including benefits and taxes    $183.4  $188.2
Depreciation and amortization                    165.2   167.8
Other operating expenses                         276.3   274.4
                                                ------  ------
Total                                           $624.9  $630.4
                                                ======  ======

                      Bell Atlantic - Pennsylvania, Inc.

EMPLOYEE COSTS

  Dollars in Millions                                (Decrease)
================================================================================
  Three Months                                       $ (4.8)     (2.6)%
================================================================================

  Employee costs consist of salaries, wages and other employee compensation, employee benefits and payroll taxes paid directly by the Company. Similar costs incurred by employees of Bell Atlantic Network Services, Inc. (NSI), who provide centralized services on a contract basis, are allocated to the Company and are included in other operating expenses.

  The decline in employee costs was principally due to a decrease in overtime pay and repair and maintenance activity, both of which were higher in the first quarter of 1994 as a result of unusually severe weather conditions. The effect of lower workforce levels also contributed to the overall decrease in employee costs. These reductions were partially offset by annual salary and wage increases for management and associate employees, effective April and August 1994, respectively. Associate employee wage increases were determined under contracts ratified in October 1992 by unions representing associate employees of the Company. Such contracts will expire in August 1995.


DEPRECIATION AND AMORTIZATION

  Dollars in Millions                                (Decrease)
================================================================================
  Three Months                                       $ (2.6)    (1.5)%
================================================================================

  Depreciation and amortization decreased due to lower depreciation rates. This decrease was substantially offset by growth in depreciable telephone plant. The composite depreciation rate was 7.4% for the first quarter of 1995. The Company expects this composite depreciation rate to remain substantially unchanged for the remainder of 1995.


OTHER OPERATING EXPENSE

  Dollars in Millions                                Increase
================================================================================
  Three Months                                       $  1.9     .7%
================================================================================

  Other operating expenses consist primarily of contracted services including centralized service expenses allocated from NSI, rent, network software costs, operating taxes other than income, provision for uncollectible accounts receivable, and other costs.

  The increase in other operating expenses was largely attributable to higher costs allocated from NSI, primarily as a result of increased rent expense, as well as additional costs incurred in that organization to enhance systems and consolidate work activities at Bell Atlantic's network services subsidiaries, including the Company. An increase in the provision for uncollectible accounts receivable also contributed to the higher other operating expenses in the first quarter of 1995.

  These increases were substantially offset by lower network software costs due to the timing of purchases, decreased capital stock taxes resulting from the reduction in Shareowner's Investment associated with the discontinued application of regulatory accounting principles, and lower directory production costs.

                      Bell Atlantic - Pennsylvania, Inc.

OTHER INCOME AND (EXPENSE), NET

  Dollars in Millions                                (Decrease)
================================================================================
  Three Months                                       $  (.3)
================================================================================

  The change in other income and (expense), net was attributable to a reduction in income related to the allowance for funds used during construction.

  Upon the discontinued application of regulatory accounting principles, effective August 1, 1994, the Company began recognizing capitalized interest costs as a reduction of interest expense. Previously, the Company recorded an allowance for funds used during construction as an item of other income.


INTEREST EXPENSE

  Dollars in Millions                                (Decrease)
================================================================================
  Three Months                                       $ (2.7)    (8.5)%
================================================================================

  Interest expense decreased principally due to the recognition of capitalized interest costs, subsequent to the discontinued application of regulatory accounting principles.


PROVISION FOR INCOME TAXES

  Dollars in Millions                                Increase
================================================================================
  Three Months                                       $  5.5     7.5%
================================================================================


EFFECTIVE INCOME TAX RATES

For the Three Months Ended March 31
================================================================================
  1995                                               41.8%
================================================================================
  1994                                               41.8%
================================================================================

  The Company's effective income tax rate remained stable compared to the same period last year. The increase in the effective income tax rate resulting from the effects of the reduction in amortization of investment tax credits and the elimination of the benefit of the rate differential applied to reversing timing differences was offset by the effect of a decrease in the state income tax rate effective June 1994, retroactive to January 1, 1994.


COMPETITIVE AND REGULATORY ENVIRONMENT
- --------------------------------------

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

                      Bell Atlantic - Pennsylvania, Inc.

  Several large competitors have requested authority from the Pennsylvania Public Utility Commission (PUC) to provide local exchange service in areas served by the Company. Applications are currently pending from MFS - Intelenet, MCI Metro ATS and TCG Pittsburgh. Decisions on these applications are expected later in 1995.

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

  Federal Regulation

  Legislation has been introduced in the current session of the United States Congress that would open local exchange markets to competitors and would permit local exchange carriers, such as the Company, to provide interLATA services upon meeting certain conditions. No definitive prediction can be made as to whether or when such legislation will be enacted, the provisions thereof or the impact on the business or financial condition of the Company.

  On April 28, 1995, the U.S. District Court, which administers the Modification of Final Judgment (MFJ), granted the Regional Bell Operating Companies' (RBOCs) joint motion for a waiver of the MFJ permitting them to provide interLATA wireless telecommunications services. The Court's decision contained a number of restrictions limiting the extent and manner in which the RBOCs may provide interLATA wireless services. While Bell Atlantic plans to comply with the requirements of the Court's decision so that it may provide the services authorized therein, it has appealed the decision to the U.S. Court of Appeals for the District of Columbia Circuit.

  In February 1995, the FCC issued an Order to Show Cause with respect to certain findings contained in an independent audit of Bell Atlantic's network services subsidiaries' 1988 and first quarter 1989 reported adjustments to the National Exchange Carrier Association (NECA) interstate common line pool. On May 2, 1995, Bell Atlantic filed its response to the Show Cause Order, asserting that there is no legal basis for the FCC to institute enforcement proceedings with respect to these findings. Resolution of this matter is expected later in 1995.

  FCC Interim Price Cap Orders

  On March 30, 1995, the FCC adopted its Report and Order approving an Interim Price Cap Plan for interstate access rates. The Interim Plan, which is effective August 1, 1995, replaces the Price Cap Plan that the FCC adopted in 1990.

  Under the Interim Plan, the Company's Price Cap Index must be reduced by a fixed percentage, either 4.0%, 4.7%, or 5.3%, which is intended to reflect increases in productivity (Productivity Factor). Companies selecting the 4.0% or 4.7% Productivity Factor are required to reduce future prices and share a portion of their interstate return in excess of 12.25%. Companies selecting the 5.3% Productivity Factor are also required to reduce prices but are not required to share. The Interim Plan also provides for a reduction in the Price Cap Index of 2.8% to adjust for what the FCC believes was an underestimate in its calculation of the Productivity Factor in prior years. The Interim Plan provides for increases to the Price Cap Indices for inflation, 2.9% effective August 1, 1995, based on the increase in the GDP-PI. The Interim Plan also eliminated the recovery of certain "exogenous" cost changes including changes in accounting costs that the FCC believes have no economic consequences.

  On March 30, 1995, the FCC also adopted an Order relating to the Price Cap Plan requiring local exchange carriers to include in their calculation of interstate earnings an adjustment to add back to revenues the amounts that were required to be shared with ratepayers. This adjustment, which is effective for 1994 and subsequent years,

                      Bell Atlantic - Pennsylvania, Inc.

increased 1994 calculated interstate returns for the purpose of determining the prior years sharing amounts that will be reflected in rate reductions that become effective August 1, 1995.

  On May 9, 1995, Bell Atlantic filed its Transmittal of Interstate Rates as required by the March 30, 1995 Orders. In the filing, Bell Atlantic selected the 5.3% productivity factor for the August 1995 to June 1996 tariff period.
The rates included in the May 9, 1995 filing result in price decreases for the Company totaling approximately $83.1 million on an annual basis. These price decreases include the scheduled expiration of a temporary rate increase of approximately $26.7 million on an annualized basis that is in effect from March 17, 1995 through July 31, 1995 to recover prior years "exogenous" postemployment benefit costs. Approximately 80% of the remaining $56.4 million reduction results from compliance with the Interim Plan. The remaining 20% represents reductions that the Company was required to make under the prior Price Cap Plan. It is expected that the earnings impact of these price decreases will be substantially mitigated by volume increases and cost reductions that result from improved productivity.

  Bell Atlantic has appealed the Orders with the D.C. Circuit Court of Appeals and has petitioned the FCC for a stay of certain aspects of the Orders pending the results of the appeals.

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

  On November 1, 1994, the Company made the first annual price adjustment filing based on the prescribed formula. Revenues for intrastate non-competitive services were decreased by $5.9 million annually, beginning January 1, 1995. Residential and business basic exchange services received a prorated share of this reduction equal to $3.5 million and intrastate toll service received a share equal to $2.4 million.

  As part of the modified plan, the PUC initiated a docket concerning "universal service". The Company filed initial and reply comments concerning this docket in August and September 1994 through the Pennsylvania Telephone Association. In an order entered on April 10, 1995, the PUC took three major steps: i) established an initial definition of "basic universal service"; ii) scheduled a public forum for May 26, 1995 to address cost study and related cost allocation issues; and iii)initiated a rulemaking to solicit comments regarding procedures applicable to the evolution of the definition of universal service.

  The PUC is currently conducting a proceeding to examine issues regarding intraLATA toll competition, including whether to authorize presubscription, and if so, under what terms and conditions. Currently, intraLATA toll calls default to the Company unless the customer dials a five-digit access code to use an alternate carrier. Presubscription would enable customers to make intraLATA toll calls using the carrier of their choice without having to dial a five-digit access code. A decision is expected later in 1995. The Company's ability to offset such competition will depend, in part, upon the terms and conditions under which presubscription for intraLATA toll services may be authorized.

  As discussed above, petitions from several large competitors are seeking authority from the PUC to provide local exchange service.

                      Bell Atlantic - Pennsylvania, Inc.

OTHER MATTERS
- -------------

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


FINANCIAL CONDITION
- -------------------

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

  As of March 31, 1995, the Company had $325.2 million of an unused line of credit with an affiliate, Bell Atlantic Network Funding Corporation. In addition, the Company had $300.0 million remaining under a shelf registration statement filed with the Securities and Exchange Commission.

  The Company's debt ratio was 55.4% at March 31, 1995, compared to 54.8% at December 31, 1994.

                      Bell Atlantic - Pennsylvania, Inc.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         For background concerning the Company's contingent liabilities under the Plan of Reorganization governing the divestiture by AT&T Corp. (formerly American Telephone and Telegraph Company) of certain assets of the former Bell System Operating Companies with respect to private actions relating to pre-divestiture events, including pending antitrust cases, see Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994.


Item 6.  Exhibits and Reports on Form 8-K


         (a)  Exhibits:

              Exhibit Number

              27   Financial Data Schedule


         (b) There were no Current Reports on Form 8-K filed during the quarter ended March 31, 1995.

                      Bell Atlantic - Pennsylvania, Inc.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            BELL ATLANTIC - PENNSYLVANIA, INC.



Date:  May 11, 1995         By  /s/ Robert J. McGonagle
                               ------------------------------------------
                                    Robert J. McGonagle
                                    Chief Financial Officer,
                                    Controller and Treasurer



       UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MAY 8, 1995.