Form 10-Q
period 1995-06-30
BELL ATLANTIC PENNSYLVANIA INC
filed 1995-08-11
CIK 11107

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 -------------

                                   FORM 10-Q

                                 -------------


  (Mark one)
     [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1995

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

                                 -------------

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
                             (Dollars in Millions)

                                                    Three months ended     Six months ended
                                                          June 30,              June 30,
                                                     -------------------   -------------------
                                                       1995        1994      1995       1994
                                                     -------      ------   --------   --------
OPERATING REVENUES (including $19.8, $19.5,
 $39.9 and $37.3 from affiliates)...............     $ 861.1      $833.3   $1,703.3   $1,670.2
                                                     -------      ------   --------   --------

OPERATING EXPENSES
 Employee costs, including benefits and taxes...       182.5       181.8      365.9      370.0
 Depreciation and amortization..................       167.2       169.7      332.4      337.5
 Other (including $165.9, $160.0, $324.5
  and $311.1 to affiliates).....................       292.0       285.4      568.3      559.8
                                                     -------      ------   --------   --------
                                                       641.7       636.9    1,266.6    1,267.3
                                                     -------      ------   --------   --------

OPERATING INCOME................................       219.4       196.4      436.7      402.9

OTHER INCOME (EXPENSE), NET
 Allowance for funds used during construction...         ---          .7        ---        1.5
 Other, net.....................................         1.5        (2.5)        .9       (3.6)
                                                     -------      ------   --------   --------
                                                         1.5        (1.8)        .9       (2.1)
INTEREST EXPENSE (including $2.0, $1.4, $2.6,
 and $2.1 to affiliate).........................        32.2        32.3       61.2       64.0
                                                     -------      ------   --------   --------

INCOME BEFORE PROVISION FOR INCOME TAXES........       188.7       162.3      376.4      336.8
PROVISION FOR INCOME TAXES......................        80.6        67.6      159.1      140.6
                                                     -------      ------   --------   --------

NET INCOME......................................     $ 108.1      $ 94.7   $  217.3   $  196.2
                                                     =======      ======   ========   ========

REINVESTED EARNINGS (ACCUMULATED DEFICIT)
 At beginning of period.........................     $(194.5)     $546.4   $ (210.6)  $  521.2
 Add:  net income...............................       108.1        94.7      217.3      196.2
                                                     -------      ------   --------   --------
                                                       (86.4)      641.1        6.7      717.4
 Deduct:  dividends.............................       110.0       100.0      203.1      176.3
                                                     -------      ------   --------   --------
 At end of period...............................     $(196.4)     $541.1   $ (196.4)  $  541.1
                                                     =======      ======   ========   ========


                       See Notes to Financial Statements.

                      Bell Atlantic - Pennsylvania, Inc.

                                 BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Millions)


                                     ASSETS
                                     ------

                                                  June 30,  December 31,
                                                    1995        1994
                                                  --------  ------------
CURRENT ASSETS
 Short-term investments........................   $   25.2      $    ---
 Accounts receivable:
  Customers and agents, net of allowances for
    uncollectibles of $51.9 and $51.9..........      489.3         505.8
  Affiliates...................................       23.3          22.1
  Other........................................       19.2          21.7
 Material and supplies.........................       19.3          19.9
 Prepaid expenses..............................      167.9         121.3
 Deferred income taxes.........................       68.6          54.1
 Other.........................................        1.9           3.6
                                                  --------      --------
                                                     814.7         748.5
                                                  --------      --------

PLANT, PROPERTY AND EQUIPMENT..................    9,230.2       8,979.3
 Less accumulated depreciation.................    4,990.0       4,744.6
                                                  --------      --------
                                                   4,240.2       4,234.7
                                                  --------      --------

OTHER ASSETS...................................       43.6          81.5
                                                  --------      --------

TOTAL ASSETS...................................   $5,098.5      $5,064.7
                                                  ========      ========


                       See Notes to Financial Statements.

                      Bell Atlantic - Pennsylvania, Inc.

                                BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Millions)


                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------

                                                   June 30,    December 31,
                                                     1995          1994
                                                  ----------   ------------
CURRENT LIABILITIES
 Debt maturing within one year:
  Note payable to affiliate...................      $  153.8       $   12.1
  Other.......................................          36.1            1.1
 Accounts payable:
  Affiliates..................................         244.9          248.6
  Other.......................................         226.3          319.8
 Accrued expenses:
  Taxes.......................................          11.0           46.4
  Other.......................................         166.4          156.7
 Advance billings and customer deposits.......          86.9          102.2
                                                    --------       --------
                                                       925.4          886.9
                                                    --------       --------

LONG-TERM DEBT................................       1,631.8        1,667.4
                                                    --------       --------

EMPLOYEE BENEFIT OBLIGATIONS..................         828.0          808.3
                                                    --------       --------

DEFERRED CREDITS AND OTHER LIABILITIES
 Deferred income taxes........................         130.2          132.7
 Unamortized investment tax credits...........          47.7           51.9
 Other........................................         136.4          132.7
                                                    --------       --------
                                                       314.3          317.3
                                                    --------       --------

SHAREOWNER'S INVESTMENT
 Common stock - $20 par value per share.......       1,594.7        1,594.7
  Authorized shares:   80,210,000
  Outstanding shares:  79,732,681
 Contributed capital..........................            .7             .7
 Accumulated deficit..........................        (196.4)        (210.6)
                                                    --------       --------
                                                     1,399.0        1,384.8
                                                    --------       --------
TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT..     $5,098.5       $5,064.7
                                                    ========       ========



                      See Notes to Financial Statements.

                      Bell Atlantic - Pennsylvania, Inc.

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Millions)


                                                             Six months ended
                                                                 June 30,
                                                            ------------------
                                                             1995        1994
                                                            ------      ------
NET CASH PROVIDED BY OPERATING ACTIVITIES...........        $ 441.8     $ 360.6
                                                            -------     -------


CASH FLOWS FROM INVESTING ACTIVITIES
 Net change in short-term investments...............          (25.2)        ---
 Additions to plant, property and equipment.........         (344.5)     (209.3)
 Other, net.........................................            3.4        (8.5)
                                                            -------      ------
Net cash used in investing activities...............         (366.3)     (217.8)
                                                            -------      ------


CASH FLOWS FROM FINANCING ACTIVITIES
 Principal repayments of capital lease obligations..            (.5)        (.4)
 Net change in note payable to affiliate............          141.7        37.5
 Dividends paid.....................................         (203.1)     (176.3)
 Net change in outstanding checks drawn
  on controlled disbursement accounts...............          (13.6)       (3.6)
                                                            -------      ------
Net cash used in financing activities...............          (75.5)     (142.8)
                                                            -------      ------

NET CHANGE IN CASH..................................            ---         ---


CASH, BEGINNING OF PERIOD...........................            ---         ---
                                                            -------      ------

CASH, END OF PERIOD.................................        $   ---     $   ---
                                                            =======     =======

                       See Notes to Financial Statements.

                      Bell Atlantic - Pennsylvania, Inc.

                         NOTES TO FINANCIAL STATEMENTS

1.   Basis of Presentation

     The accompanying financial statements are unaudited and have been prepared by Bell Atlantic - Pennsylvania, Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The December 31, 1994 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, these financial statements include all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations, financial position and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. Effective August 1, 1994, the Company discontinued accounting for its operations in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation."

2.   Dividend

     On August 1, 1995, the Company declared and paid a dividend in the amount of $110.0 million to Bell Atlantic Corporation.

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

RESULTS OF OPERATIONS
- ---------------------

     The Company reported net income for the first six months of 1995 of $217.3 million, compared to net income of $196.2 million for the same period in 1994.

     Major items affecting the comparison of results for the six month period ended June 30, 1995, versus the six month period ended June 30, 1994, are discussed in the following sections.


OPERATING REVENUES
- ------------------



For the Six Months Ended June 30                             1995          1994
- --------------------------------------------------------------------------------
                                                          (Dollars in Millions)
Transport Services
  Local service..........................                 $  609.3      $  602.5
  Network access.........................                    467.6         440.7
  Toll service...........................                    223.4         245.9
Ancillary Services
  Directory advertising..................                    162.4         158.5
  Other..................................                     77.8          73.8
Value-added Services.....................                    162.8         148.8
                                                          --------      --------
Total....................................                 $1,703.3      $1,670.2
                                                          ========      ========

TRANSPORT SERVICES OPERATING STATISTICS
- -----------------------------------------

                                                                      Percentage
                                                                       Increase
                                                  1995       1994     (Decrease)
- --------------------------------------------------------------------------------
At June 30
- ----------
 Access Lines in Service (In thousands)
   Residence.............................        3,771      3,725           1.2%
   Business..............................        1,884      1,799           4.7
   Public................................           77         78          (1.3)
                                                 -----      -----
                                                 5,732      5,602           2.3
                                                 =====      =====

For the Six Month Period Ended June 30
- --------------------------------------
 Access Minutes of Use (In millions)
   Interstate............................        7,279      6,726           8.2
   Intrastate............................        2,403      2,155          11.5
                                                 -----      -----
                                                 9,682      8,881           9.0
                                                 =====      =====

 Toll Messages (In millions)
   Intrastate............................          398        416          (4.3)
   Interstate............................           18         18             -
                                                 -----      -----
                                                   416        434          (4.1)
                                                 =====      =====

                      Bell Atlantic - Pennsylvania, Inc.

LOCAL SERVICE REVENUES

     (Dollars in Millions)         Increase
- -------------------------------------------------------------------------------
     Six Months                    $    6.8          1.1%
- -------------------------------------------------------------------------------

     Local service revenues are earned by the Company from the provision of local exchange, local private line and public telephone services.

     Local service revenues increased primarily due to a 2.3% growth in the number of access lines in service and increased usage and data transport by business customers. This growth was partially offset by the effect of the Company's annual price adjustment filing under the Alternative Regulation Plan, effective January 1, 1995, which reduced revenues for basic exchange services by approximately $1.7 million in the first half of 1995. (See Competitive and Regulatory Environment - State Regulation section.)


NETWORK ACCESS REVENUES

     (Dollars in Millions)         Increase
- -------------------------------------------------------------------------------
     Six Months                    $   26.9          6.1%
- -------------------------------------------------------------------------------

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

     Network access revenues increased principally due to higher customer demand for access services as reflected by a 9.0% growth in access minutes of use, as well as growth in revenues from end-user charges attributable to increasing access lines in service. Increased demand for digital data transport services also contributed to growth in access revenues. Revenues in the first half of 1995 were also positively impacted by a temporary rate increase that was in effect from March 17, 1995 through July 31, 1995 to recover prior years "exogenous" postemployment benefit costs.

     Revenue growth was partially offset by price reductions in effect from July 1, 1994 to July 31, 1995 and lower revenues recognized through an interstate revenue sharing agreement with affiliated companies. Further, reported growth in access minutes of use and revenues in the first half of 1995 was negatively impacted by higher storm-related calling volumes experienced in the first quarter of 1994.

     Effective August 1, 1995, the Company implemented price decreases of approximately $83.1 million on an annual basis, principally for interstate access services, in connection with the Federal Communications Commission's
(FCC) Interim Price Cap Order. These price decreases include the scheduled expiration of a temporary rate increase of approximately $26.7 million on an annualized basis that was in effect from March 17, 1995 through July 31, 1995 to recover prior years "exogenous" postemployment benefit costs. Approximately 80% of the remaining $56.4 million reduction results from compliance with the Interim Plan. The remaining 20% represents reductions that the Company was required to make under the prior Price Cap Plan. It is expected that these price decreases will be partially offset by volume increases. As a result of the selection of a 5.3% Productivity Factor under the Interim Plan, the Company is no longer required to share a portion of its interstate earnings. See "Competitive and Regulatory Environment - Federal Regulation" for a further discussion of FCC interstate access revenue issues.

                      Bell Atlantic - Pennsylvania, Inc.

TOLL SERVICE REVENUES

     (Dollars in Millions)        (Decrease)
- -------------------------------------------------------------------------------
     Six Months                    $  (22.5)        (9.2)%
- -------------------------------------------------------------------------------

     Toll service revenues are earned from calls made outside a customer's local calling area, but within the same service area boundaries of the Company, commonly referred to as "LATAs." Other toll services include 800 services, Wide Area Telephone Service (WATS) and corridor services (between southern New Jersey and Philadelphia).

     The decrease in toll service revenues was caused by a decline in toll message volumes and price reductions on certain toll services. Toll message volumes for the six month period ended June 30, 1995 decreased 4.1% over the comparable period last year. The decrease in toll messages was due primarily to increased competition for intraLATA toll, WATS and corridor services. The effect of storm-related usage experienced in the first quarter of 1994 further impacted volume growth. The Company's annual price adjustment filing under the Alternative Regulation Plan, effective January 1, 1995, reduced toll service revenues by approximately $1.2 million in the first half of 1995. The Company expects the effect of competition will have less of a negative impact on toll service revenues for the remainder of 1995, relative to 1994 levels. (See Competitive and Regulatory Environment--State Regulation section.)


DIRECTORY ADVERTISING REVENUES

     (Dollars in Millions)         Increase
- -------------------------------------------------------------------------------
     Six Months                    $    3.9          2.5%
- -------------------------------------------------------------------------------

     Directory advertising revenues are earned primarily from local advertising and marketing services provided to businesses in White and Yellow Pages directories. Other directory advertising services include database and foreign directory marketing.

     Growth in directory advertising revenues was due primarily to higher rates charged for these services. Changes in billing procedures and lower customer claims and disconnects further boosted directory services revenues in the first half of 1995. Volume growth continues to be impacted by competition from other directory companies, as well as other advertising media.


OTHER ANCILLARY SERVICES REVENUES

     (Dollars in Millions)         Increase
- -------------------------------------------------------------------------------
     Six Months                    $    4.0          5.4%
- -------------------------------------------------------------------------------

     Other ancillary services include billing and collection services provided to IXCs and facilities rental services provided to affiliates and non-affiliates.

     Other ancillary services revenues increased due to higher facilities rental revenues. This increase was offset, in part, by a reduction in billing and collection revenues as a result of a revised contract with an IXC, which no longer includes certain billing and collection services.


VALUE-ADDED SERVICES REVENUES


     (Dollars in Millions)         Increase
- -------------------------------------------------------------------------------
     Six Months                    $   14.0          9.4%
- -------------------------------------------------------------------------------

     Value-added services represent a family of enhanced services including Call Waiting, Return Call, Caller ID, Answer Call, and Voice Mail. These services also include customer premises services such as inside wire installation and maintenance and other central office services and features.

     Continued growth in the network customer base (access lines) and higher demand by residence customers for certain value-added central office and voice messaging services offered by the Company, including the introduction of Caller ID in the third quarter of 1994, increased value-added services revenues in the first half of 1995.

                      Bell Atlantic - Pennsylvania, Inc.


OPERATING EXPENSES
- ------------------


For the Six Months Ended June 30                   1995                 1994
- -----------------------------------------------------------------------------
                                                     (Dollars in Millions)
Employee costs, including benefits and taxes..  $  365.9             $  370.0
Depreciation and amortization.................     332.4                337.5
Other operating expenses......................     568.3                559.8
                                                --------             --------
Total.........................................  $1,266.6             $1,267.3
                                                ========             ========


EMPLOYEE COSTS

     (Dollars in Millions)        (Decrease)
- -------------------------------------------------------------------------------
     Six Months                   $    (4.1)        (1.1)%
- -------------------------------------------------------------------------------

     Employee costs consist of salaries, wages and other employee compensation, employee benefits and payroll taxes paid directly by the Company. Similar costs incurred by employees of Bell Atlantic Network Services, Inc. (NSI), who provide centralized services on a contract basis, are allocated to the Company and are included in other operating expenses.

     The decrease in employee costs was principally due to reduced overtime pay and repair and maintenance activity, both of which were higher in the first quarter of 1994 as a result of unusually severe weather conditions. The effect of lower workforce levels also contributed to the overall decrease in employee costs. These reductions were partially offset by annual salary and wage increases for management and associate employees, effective April 1995 and August 1994, respectively, and the recognition of certain contract costs associated with the ratification of a new five-year labor contract with one of the Company's two unions.

     In June 1995, the Company ratified a new labor contract with the International Brotherhood of Electrical Workers (IBEW), representing approximately 1,700 associate employees. The IBEW labor contract, which was effective May 21, 1995, provides for a 14.5% wage increase over the five-year contract period; a ratification bonus; improved benefits and pensions; and certain employment security provisions.

     The contract with the Company's other union, the Communications Workers of America (CWA), expired on August 5, 1995. As of August 7, 1995, the CWA has not called a strike and the Company continues to make work available to associate employees represented by the CWA at the same wages and benefits as under the expired contract until further notice.


DEPRECIATION AND AMORTIZATION

     (Dollars in Millions)        (Decrease)
- -------------------------------------------------------------------------------
     Six Months                   $    (5.1)        (1.5)%
- -------------------------------------------------------------------------------

     Depreciation and amortization decreased due to lower depreciation rates. This decrease was partially offset by growth in depreciable telephone plant. The composite depreciation rate was 7.4% for the first half of 1995. The Company expects this composite depreciation rate to remain substantially unchanged for the remainder of 1995.


OTHER OPERATING EXPENSES

     (Dollars in Millions)         Increase
- -------------------------------------------------------------------------------
     Six Months                   $     8.5          1.5%
- -------------------------------------------------------------------------------

     Other operating expenses consist primarily of contracted services including centralized service expenses allocated from NSI, rent, network software costs, operating taxes other than income, provision for uncollectible accounts receivable, and other costs.

     The increase in other operating expenses was largely attributable to higher centralized services costs allocated from NSI, primarily as a result of increased advertising and employee costs, as well as additional costs incurred in that organization to

                      Bell Atlantic - Pennsylvania, Inc.

enhance systems and consolidate work activities at Bell Atlantic's network services subsidiaries. An increase in the provision for uncollectible accounts receivable also contributed to higher other operating expenses in the first half of 1995. These increases were partially offset by lower network software costs due to the timing of purchases, lower directory production costs, and decreased capital stock taxes.


OTHER INCOME (EXPENSE), NET

     (Dollars in Millions)         Increase
- -------------------------------------------------------------------------------
     Six Months                    $    3.0
- -------------------------------------------------------------------------------

     The change in other income (expense), net, was attributable to an increase in interest income related to short-term investments and related to a favorable settlement of federal income tax matters associated with prior years. Lower non-operating costs in the first half of 1995 also contributed to the change in other income (expense), net. These increases were partially offset by a reduction in income related to the allowance for funds used during construction.

     Upon the discontinued application of regulatory accounting principles, effective August 1, 1994, the Company began recognizing capitalized interest costs as a reduction of interest expense. Previously, the Company recorded an allowance for funds used during construction as an item of other income.


INTEREST EXPENSE

     (Dollars in Millions)        (Decrease)
- -------------------------------------------------------------------------------
     Six Months                    $   (2.8)        (4.4)%
- -------------------------------------------------------------------------------

     Interest expense decreased principally due to the recognition of capitalized interest costs, subsequent to the discontinued application of regulatory accounting principles, effective August 1, 1994


PROVISION FOR INCOME TAXES

     (Dollars in Millions)         Increase
- -------------------------------------------------------------------------------
     Six Months                    $   18.5         13.2%
- -------------------------------------------------------------------------------


EFFECTIVE INCOME TAX RATES

For the Six Months Ended June 30
- -------------------------------------------------------------------------------
     1995                              42.3%
- -------------------------------------------------------------------------------
     1994                              41.8%
- -------------------------------------------------------------------------------

     The Company's effective income tax rate was higher for the first half of 1995 due to the restatement of the deferred tax liability as a result of a change in the state income tax rate. The reduction in amortization of investment tax credits and the elimination of the benefit of the rate differential applied to reversing timing differences, both as a result of the discontinued application of regulatory accounting principles in August 1994, also contributed to the higher effective income tax rate.


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

                      Bell Atlantic - Pennsylvania, Inc.

     The Company's telecommunications business is subject to competition from numerous sources. An increasing amount of this competition is from companies that have substantial capital, technological and marketing resources, many of which do not face the same regulatory constraints as the Company.

     Several large competitors have requested authority from the Pennsylvania Public Utility Commission (PUC) to provide local exchange service in areas served by the Company. Applications are currently pending from MFS - Intelenet, MCI Metro ATS, TCG Pittsburgh, and Eastern TeleLogic Corporation. Evidentiary hearings on the MFS - Intelenet application were held in February 1995. The Initial Decision of the Administrative Law Judge was issued June 6, 1995. Exceptions and Reply Exceptions to this decision were filed by the parties in July. The Final PUC Order is expected in the third quarter of 1995. Decisions on the other applications are also expected in the third quarter of 1995.

     The entry of well-financed competitors has the potential to adversely affect multiple revenue streams of the Company, including toll, local exchange and network access services in the markets and geographical areas in which the competitors operate. The amount of revenue reductions will depend, in part, on the competitors' success in marketing these services and the conditions established by regulatory authorities. The potential impact is expected to be offset, to some extent, by revenues from interconnection charges to be paid to the Company by these competitors.

     The Company continues to respond to competitive challenges by intensely focusing on meeting customer requirements and by reducing its cost structure through efficiency and productivity initiatives.

     Federal Regulation

     On August 4, 1995, the U.S. House of Representatives passed a bill which includes provisions that would open local exchange markets to competitors and would permit local exchange carriers, such as the Company, to provide interLATA services and engage in manufacturing upon meeting certain conditions. The Senate passed a similar bill in June of 1995. A conference committee is expected to work through the differences between the two bills in September and October of 1995. No definitive prediction can be made as to whether or when such legislation will be enacted, the provisions thereof or the impact on the business or financial condition of the Company.

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

     FCC Interim Price Cap Orders

     On March 30, 1995, the FCC adopted its Report and Order approving an Interim Price Cap Plan for interstate access charges. The Interim Plan, which was effective August 1, 1995, replaces the Price Cap Plan that the FCC adopted in 1990.

     Under the Interim Plan, the Company's Price Cap Index must be adjusted by an inflation index (GDP-PI), less a fixed percentage, either 4.0%, 4.7%, or 5.3%, which is intended to reflect increases in productivity (Productivity Factor). Companies selecting the 4.0% or 4.7% Productivity Factor are required to reduce future prices and share a portion of their interstate return in excess of 12.25%. Companies selecting the 5.3% Productivity Factor are also required to reduce prices but are not required to share. The Interim Plan also provides for a reduction in the Price Cap Index of 2.8% to adjust for what the FCC believes was an underestimate in its calculation of the Productivity Factor in prior years. The Interim Plan also eliminates the recovery of certain "exogenous" cost changes, including changes in accounting costs that the FCC believes have no economic consequences.

     On March 30, 1995, the FCC also adopted an Order relating to the Price Cap Plan requiring local exchange carriers to include in their calculation of interstate earnings an adjustment to add back to revenues the amounts that were required to be shared with ratepayers in the prior year. This adjustment, which is effective for determination of sharing relating to earnings for 1994 and subsequent years, increased 1994 calculated interstate returns for the purpose of determining sharing amounts that were reflected in rate reductions that became effective August 1, 1995.

                      Bell Atlantic - Pennsylvania, Inc.

     On May 9, 1995, Bell Atlantic filed its Transmittal of Interstate Rates as required by the March 30, 1995 Orders. In the filing, Bell Atlantic selected the 5.3% Productivity Factor for the August 1995 to June 1996 tariff period.
The rates included in the May 9, 1995 filing resulted in price decreases for the Company totaling approximately $83.1 million on an annual basis. These price decreases include the scheduled expiration of a temporary rate increase of approximately $26.7 million on an annualized basis that was in effect from March 17, 1995 through July 31, 1995 to recover prior years "exogenous" postemployment benefit costs. Approximately 80% of the remaining $56.4 million reduction results from compliance with the Interim Plan. The remaining 20% represents reductions that the Company was required to make under the prior Price Cap Plan. It is expected that these price decreases will be partially offset by volume increases.

     Bell Atlantic appealed the Orders to the Court of Appeals for the D.C. Circuit and petitioned the Court for a stay of certain aspects of the Orders pending the results of the appeals. On July 31, 1995, the Court of Appeals denied the Company's request for a stay.

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

     The PUC is currently conducting a proceeding to examine issues regarding intraLATA toll competition, including whether to authorize presubscription, and if so, under what terms and conditions. Currently, intraLATA toll calls default to the Company unless the customer dials a five-digit access code to use an alternate carrier. Presubscription would enable customers to make intraLATA toll calls using the carrier of their choice without having to dial a five-digit access code. The Company's ability to offset such competition will depend, in part, upon the terms and conditions under which presubscription for intraLATA toll services may be authorized. The PUC final Order is expected by year end.


OTHER MATTERS
- -------------

     Environmental Issues

     The Company is subject to a number of environmental proceedings as a result of its operations and shared liability provisions in the Plan of Reorganization related to the MFJ. Certain of these environmental matters relate to Superfund sites for which the Company has been designated as a potentially responsible party by the U.S. Environmental Protection Agency or joined as a third-party defendant in pending Superfund litigation. Such designation or joinder subjects the Company to potential liability for costs relating to cleanup of the affected sites. The Company is also responsible for the remediation of sites with underground fuel storage tanks and other expenses associated with environmental compliance.

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

                      Bell Atlantic - Pennsylvania, Inc.

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

     As of June 30, 1995, the Company had $244.8 million of an unused line of credit with an affiliate, Bell Atlantic Network Funding Corporation. In addition, the Company had $300.0 million remaining under a shelf registration statement filed with the Securities and Exchange Commission.

     The Company's debt ratio was 56.6% at June 30, 1995, compared to 54.8% at December 31, 1994.

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


Item 6. Exhibits and Reports on Form 8-K

           (a) Exhibits:

               Exhibit Number

               27   Financial Data Schedule

           (b) There were no Current Reports on Form 8-K filed during the quarter ended June 30, 1995.

                      Bell Atlantic - Pennsylvania, Inc.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  BELL ATLANTIC - PENNSYLVANIA, INC.



Date:  August 10, 1995            By  /s/ Robert J. McGonagle
                                     ------------------------------
                                          Robert J. McGonagle
                                          Chief Financial Officer,
                                          Controller and Treasurer






     UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF AUGUST 7, 1995.