Form 10-K405
period 1995-12-31
BELL ATLANTIC PENNSYLVANIA INC
filed 1996-03-28
CIK 11107

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                     --------------------------------------

                                   FORM 10-K
                 ---------------------------------------------


      (Mark one)
        [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1995

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


                        Telephone Number (215) 466-9900

--------------------------------------------------------------------------------


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

                      Bell Atlantic - Pennsylvania, Inc.


                                   SCHEDULE A


Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
        Title of each class                            on which registered
       ----------------------                          --------------------

Forty Year 7 1/8% Debentures, due January 1, 2012     New York Stock Exchange

Forty Year 7 1/2% Debentures, due May 1, 2013                   "

                      Bell Atlantic - Pennsylvania, Inc.


                               TABLE OF CONTENTS

Item No.                                                                   Page
--------                                                                   ----
                                     PART I

  1.     Business...........................................................  1
  2.     Properties.........................................................  6
  3.     Legal Proceedings..................................................  7
  4.     Submission of Matters to a Vote of Security Holders................  8

                                    PART II

  5.     Market for Registrant's Common Equity and Related Stockholder
         Matters...........................................................   8
  6.     Selected Financial Data...........................................   8
  7.     Management's Discussion and Analysis of Results of Operations
          (Abbreviated pursuant to General Instruction J(2).)..............   9
  8.     Financial Statements and Supplementary Data.......................  17
  9.     Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure..............................................  17

                                    PART III

 10.     Directors and Executive Officers of the Registrant................  17
 11.     Executive Compensation............................................  17
 12.     Security Ownership of Certain Beneficial Owners and Management....  17
 13.     Certain Relationships and Related Transactions....................  17

                                    PART IV

 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K..  17


      UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MARCH 25, 1996.

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

   The Company presently serves a territory consisting of five Local Access and Transport Areas ("LATAs"). These LATAs are generally centered on a city or based on some other identifiable common geography and, with certain limited exceptions, each LATA marks the boundary within which the Company has historically been permitted to provide telephone service.

   The Company currently provides two basic types of telecommunications services. First, the Company transports telecommunications traffic between subscribers located within the same LATA ("intraLATA service"), including both local and toll services. Local service includes the provision of local exchange ("dial tone"), local private line and public telephone services (including dial tone service for pay telephones owned by the Company and other pay telephone providers). Among other local services provided are Centrex (telephone company central office-based switched telephone service enabling the subscriber to make both intercom and outside calls) and a variety of special and custom calling services. Toll service includes message toll service (calling service beyond the local calling area) within LATA boundaries, and intraLATA Wide Area Toll Service (WATS)/800 services (volume discount offerings for customers with highly concentrated demand). The Company also earns toll revenue from the provision of telecommunications service between LATAs ("interLATA service") in the corridor between the cities (and certain surrounding counties) of Philadelphia, Pennsylvania and Camden, New Jersey. Second, the Company provides exchange access service, which links a subscriber's telephone or other equipment to the transmission facilities of interexchange carriers which, in turn, provide interLATA service to their customers. The Company also provides exchange access service to interexchange carriers which provide intrastate intraLATA long distance telecommunications service.


      LINE OF BUSINESS RESTRICTIONS AND THE TELECOMMUNICATIONS ACT OF 1996

   The consent decree entitled "Modification of Final Judgment" ("MFJ") approved by the United States District Court for the District of Columbia (the "D.C. District Court") which, together with the Plan of Reorganization ("Plan") approved by the D.C. District Court, set forth the terms of Divestiture also established certain restrictions on the post-Divestiture activities of the RHCs, including Bell Atlantic and its subsidiaries. The MFJ's principal restrictions on post-Divestiture RHC activities included prohibitions on (i) providing interexchange telecommunications, and (ii) engaging in the manufacture of telecommunications equipment and customer premises equipment ("CPE").

   The Telecommunications Act of 1996 (the "Act") became effective on February 8, 1996 and replaces the MFJ. In general, the Act includes provisions that would open the Company's local exchange markets to competition and would permit local exchange carriers, such as the Company, to provide interLATA services (long distance) and video programming and to engage in manufacturing. However, the ability of the Company to engage in businesses previously prohibited by the MFJ is largely dependent on satisfying certain conditions contained in the Act and regulations to be promulgated thereunder. For a brief discussion of certain provisions of the Act, see "Management's Discussion and Analysis of Results of Operations - Factors That May Impact Future Results, Federal Legislation" on pages 14 and 15.


                                   OPERATIONS

   During 1993, Bell Atlantic reorganized certain functions formerly performed by each of the seven Bell System operating companies ("BOCs") transferred to it pursuant to the Divestiture, including the Company (collectively, the

                      Bell Atlantic - Pennsylvania, Inc.


"Network Services Companies"), into lines of business ("LOBs") organized across the Network Services Companies around specific market segments. The Network Services Companies, however, remain responsible within their respective service areas for the provision of telephone services, financial performance and regulatory matters. The LOBs are:

   The Consumer Services LOB markets communications services to residential
       -----------------
customers within the service territories of the Network Services Companies, including the service territory of the Company.

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

   The Small Business Services LOB markets communications and information
       -----------------------
services to small businesses (customers having up to 20 access lines).

   The Large Business Services LOB markets communications and information
       -----------------------
services to large businesses (customers having more than 20 access lines).
These services include voice switching/processing services (e.g., dedicated private lines, custom Centrex, call management and voice messaging), end-user networking (e.g., credit and debit card transactions, and personal computer-based conferencing, including data and video), internetworking (establishing links between the geographically disparate networks of two or more companies or within the same company), network integration (integrating multiple geographically disparate networks into one system), network optimization (disaster avoidance, 911, intelligent vehicle highway systems), video services (distance learning, telemedicine, videoconferencing) and interactive multi-media applications services.

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

   The Network LOB manages the technologies, services and systems platforms
       -------
required by the other LOBs and the Network Services Companies, including the Company, to meet the needs of their respective customers, including switching, feature development and on-premises installation and maintenance services.


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

   The FCC has prescribed structures for exchange access tariffs to specify the charges ("access charges") for use and availability of the Company's facilities for the origination and termination of interstate interLATA service. In general, the tariff structures prescribed by the FCC provide that interstate costs which do not vary based on usage ("non-traffic sensitive costs") are recovered from subscribers through flat monthly charges ("subscriber line charges"), and from interexchange

                      Bell Atlantic - Pennsylvania, Inc.


carriers through usage-sensitive Carrier Common Line ("CCL") charges. Traffic-sensitive interstate costs are recovered from carriers through variable access charges based on several factors, primarily usage.

   Price Caps

   The price cap system, which became effective in 1991, (the "Prior Price Cap Plan") placed a cap on overall LEC prices for interstate access services which was modified annually, in inflation-adjusted terms, by a fixed percentage which was intended to reflect increases in productivity. The price cap level could also be adjusted to reflect "exogenous" changes, such as changes in FCC separations procedures or accounting rules. Under the Prior Price Cap Plan, the Company was required to share with customers in the form of prospective rate reductions a portion of its earnings above a certain authorized rate of return.

   In March 1995, the FCC approved an Interim Price Cap Plan ("Interim Plan") for interstate access charges, which became effective on August 1, 1995, and replaced the Prior Price Cap Plan.

   Under the Interim Plan, the Company's price cap index must be adjusted by an inflation index (GDP-PI), less a fixed percentage, either 4.0%, 4.7% or 5.3%, which is intended to reflect increases in productivity ("Productivity Factor"). Companies selecting the 4.0% or 4.7% Productivity Factor are required to reduce future prices and share a portion of their interstate return in excess of 12.25%. Companies selecting the 5.3% Productivity Factor are also required to reduce prices but are not required to share a portion of their future interstate earnings. The Interim Plan also provided for a reduction in the price cap index of 2.8% to adjust for what the FCC believes was an underestimate in its calculation of the Productivity Factor in prior years. The Interim Plan also eliminated the recovery of certain "exogenous" cost changes, including changes in accounting costs that the FCC believes have no economic consequences.

   In May 1995, Bell Atlantic selected the 5.3% Productivity Factor for the August 1995 to June 1996 tariff period. The rates included in the May 1995 filing resulted in price decreases totaling approximately $83.1 million on an annual basis. These price decreases included the scheduled expiration of a temporary rate increase of approximately $26.7 million on an annualized basis that was in effect from March 17, 1995 through July 31, 1995 to recover prior years "exogenous" postemployment benefit costs. Approximately 80% of the remaining $56.4 million reduction resulted from compliance with the Interim Plan. The remaining 20% represented reductions that the Company was required to make under the Prior Price Cap Plan.

   Bell Atlantic appealed the Interim Price Cap Order to the Court of Appeals for the D.C. Circuit, and that case is currently pending.

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

                      Bell Atlantic - Pennsylvania, Inc.


                  STATE REGULATION AND COMPETITIVE ENVIRONMENT

   The communications services of the Company are subject to regulation by the Pennsylvania Public Utility Commission (the "PUC") with respect to intrastate rates and services and certain other matters.

   In July 1993, legislation was enacted in Pennsylvania which enabled the Company to petition the PUC to regulate the Company under an alternative form of regulation. In October 1993, the Company filed its petition and plan with the PUC. In June 1994, the PUC approved, with modifications, the Company's Alternative Regulation Plan ("ARP"), which was accepted by the Company in July 1994.

   The ARP provides for a pure price cap plan with no sharing and replaces rate base rate of return regulation. The ARP removes from price and earnings regulation certain competitive services, including directory advertising, billing service, Centrex service, paging, speed calling and repeat calling. All remaining noncompetitive services will be price regulated.

   Under price regulation, annual price increases up to, but not exceeding, the inflation rate (GDP-PI) minus 2.93% will be permitted. Annual price decreases are required when the GDP-PI falls below 2.93%. Protected services revenues in the noncompetitive category, which include residential and business basic exchange services, special access and switched access, are capped through December 31, 1999. However, revenue neutral rate restructuring for non-competitive services is permitted.

   The ARP requires the Company to propose a Lifeline service for residential customers on a revenue neutral basis. The Plan also requires deployment of a universal broadband network, which must be completed in phases: 20% by 1998; 50% by 2004; and 100% by 2015. Deployment must be reasonably balanced among urban, suburban and rural areas.

   In July 1994, several parties filed appeals in the Pennsylvania Commonwealth Court regarding the PUC's June 1994 order approving the ARP. On December 22, 1995, the Commonwealth Court issued an opinion and order affirming in part and reversing, vacating and remanding in part the PUC's decision. The Commonwealth
Court: (i) vacated the PUC's determination of the price cap formula and remanded to the PUC for quantification of an "input price differential" (i.e., difference between the cost of the Company's inputs and the U.S. economy's inputs); (ii) vacated and remanded for additional findings the PUC's decision that directory advertising and billing services are "competitive" services; and (iii) reversed the PUC's decision that paging, Centrex, speed calling, and repeat call are competitive. In all other respects, the PUC's order was sustained. The PUC and the Company have filed petitions requesting the Pennsylvania Supreme Court to review the Pennsylvania Commonwealth Court's ruling. The Supreme Court is expected to decide whether to hear this appeal by the end of 1996. In the meantime, the filing of the PUC's petition for review has the effect of automatically staying the Commonwealth Court's order.

COMPETITION

   General

   Regulatory changes, as well as new technology, are continuing to expand the types of available communications services and equipment and the number of competitors offering such services. An increasing amount of this competition is from large companies which have substantial capital, technological and marketing resources. For a discussion of competition in the local exchange and intraLATA toll markets, see "Management's Discussion and Analysis of Results of Operations
- Factors That May Impact Future Results" on pages 14 and 15.

   Alternative Access

   A substantial portion of the Company's revenues from business and government customers is derived from a relatively small number of large, multiple-line subscribers.

   The Company faces competition from alternative communications systems, constructed by large end users, interexchange carriers and alternative access vendors, which are capable of originating and/or terminating calls without the use of the Company's plant. A subsidiary of MFS Communications Company, Inc. ("MFS") has an optical fiber network which currently competes with the Company in the Philadelphia and Pittsburgh metropolitan areas. Eastern Telelogic

                      Bell Atlantic - Pennsylvania, Inc.


Corporation is currently providing service in the Philadelphia area over an optical fiber network, and Digital Direct of Pittsburgh, Inc. (dba Penn Access) has multiple fiber rings in service in the Pittsburgh metropolitan area, with additional fiber rings under construction.

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

   Directories

   The Company continues to face significant competition from other providers of directories, as well as competition from other advertising media. In particular, the former sales representative of the Network Services Companies publishes directories in competition with those published by the Company in its service territory.

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


                                   EMPLOYEES

   As of December 31, 1995, the Company had approximately 12,900 employees. This workforce is augmented by employees of the centralized staff of NSI, who perform services for the Company on a contract basis.

                      Bell Atlantic - Pennsylvania, Inc.


Item 2.  Properties

                                    GENERAL

   The principal properties of the Company do not lend themselves to simple description by character and location. The Company's investment in plant, property and equipment consisted of the following at December 31:

                                1995   1994
                                -----  -----

   Central office equipment...    39%    38%
   Cable, wiring and conduit..    38     39
   Land and buildings.........     8      8
   Other equipment............    13     13
   Other......................     2      2
                                ----   ----
                                 100%   100%
                                ====   ====


   "Central office equipment" consists of switching equipment, transmission equipment and related facilities. "Cable, wiring and conduit" consists primarily of aerial cable, underground cable, conduit and wiring. "Land and buildings" consists of land owned in fee and improvements thereto, principally central office buildings. "Other equipment" consists of public telephone terminal equipment and other terminal equipment, poles, furniture, office equipment, and vehicles and other work equipment. "Other" property consists primarily of plant under construction, capital leases and leasehold improvements.

   The Company's customers are served by electronic switching systems that provide a wide variety of services. The Company's network is in a transition from an analog to a digital network, which provides the capabilities to furnish advanced data transmission and information management services. At December 31, 1995, approximately 75% of the access lines were served by digital capability.


                              CAPITAL EXPENDITURES

   The Company has been making and expects to continue to make significant capital expenditures to meet the demand for communications services and to further improve such services. Capital expenditures were approximately $580 million in 1993, $545 million in 1994 and $577 million in 1995. The total investment in plant, property and equipment was approximately $8.64 billion at December 31, 1993, $8.98 billion at December 31, 1994, and $9.27 billion at December 31, 1995, in each case after giving effect to retirements, but before deducting accumulated depreciation at such date.

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

   Effective in 1994, the Company and the other Regional Holding Companies agreed to discontinue sharing of new pre-Divestiture claims and certain existing claims other than claims relating to environmental matters. AT&T is not a party to this agreement.

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


RESULTS OF OPERATIONS
---------------------

   The Company reported net income of $422.6 million in 1995, compared to a loss of $366.4 million in 1994. Results for 1995 included an extraordinary charge, net of tax, of $3.5 million for the early extinguishment of debt.

   In 1994, the Company recorded a pretax charge of $47.0 million, in accordance with Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (Statement No. 112), to recognize the Company's proportionate share of benefit costs for the separation of employees who are entitled to benefits under preexisting Bell Atlantic separation pay plans. Results for 1994 also included a noncash, after-tax extraordinary charge of $728.5 million in connection with the Company's decision to discontinue application of regulatory accounting principles required by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (see Note 2 to the Financial Statements).

   These and other items affecting the comparison of operating results between 1995 and 1994 are discussed in the following sections.



OPERATING REVENUES
------------------

For the Years Ended December 31    1995      1994
---------------------------------  --------  --------
                                  (Dollars in Millions)
Transport Services
   Local service.................  $1,230.8  $1,207.6
   Network access................     941.3     902.3
   Toll service..................     439.8     471.5
Ancillary Services
   Directory publishing..........     327.0     321.1
   Other.........................     151.8     152.0
Value-added Services.............     336.9     300.8
                                   --------  --------
Total............................  $3,427.6  $3,355.3
                                   ========  ========

                      Bell Atlantic - Pennsylvania, Inc.



TRANSPORT SERVICES OPERATING STATISTICS
------------------------------------------

                                                            Percentage
                                                             Increase
                                              1995    1994  (Decrease)
                                            ------  ------  ---------
At Year-End
-----------
  Access Lines in Service (In thousands)
    Residence.............................   3,822   3,754        1.8%
    Business..............................   1,942   1,843        5.4
    Public................................      76      77       (1.3)
                                            ------  ------
                                             5,840   5,674        2.9
                                            ======  ======
For the Year
------------
  Access Minutes of Use (In millions)
    Interstate............................  14,793  13,856        6.8
    Intrastate............................   5,011   4,453       12.5
                                            ------  ------
                                            19,804  18,309        8.2
                                            ======  ======

  Toll Messages (In millions)
    Intrastate............................     803     817       (1.7)
    Interstate............................      35      36       (2.8)
                                            ------  ------
                                               838     853       (1.8)
                                            ======  ======

LOCAL SERVICE REVENUES

   Dollars in Millions                        Increase
--------------------------------------------------------------------------------
   1995 - 1994                              $23.2   1.9%
--------------------------------------------------------------------------------

   Local service revenues are earned by the Company from the provision of local exchange, local private line and public telephone services.

   Local service revenues increased primarily due to a 2.9% growth in network access lines in service. Revenues in 1995 were also higher as a result of price increases associated with the Company's revenue neutral rate change filing, which became effective on October 9, 1995. Under this filing, the Company increased certain local service rates by $19.5 million on an annual basis.
These rate increases are expected to be entirely offset by reductions in toll service revenues. Revenue increases in 1995 were partially offset by the impact of price reductions of $3.5 million associated with the Company's Alternative Regulation Plan tariff filing, which became effective on January 1, 1995.


NETWORK ACCESS REVENUES

   Dollars in Millions                        Increase
--------------------------------------------------------------------------------
   1995 - 1994                              $39.0   4.3%
--------------------------------------------------------------------------------

   Network access revenues are received from interexchange carriers (IXCs) for their use of the Company's local exchange facilities in providing long distance services to IXCs' customers and from end-user subscribers. Switched access service revenues are derived from usage-based charges paid by IXCs for access to the Company's network. Special access revenues arise from access charges paid by IXCs and end-users who have private networks. End-user access revenues are earned from local exchange carrier customers who pay for access to the network.

   Network access revenues increased principally due to higher customer demand for access services as reflected by growth of 8.2% in access minutes of use. Higher end-user revenues attributable to increases in access lines in service also contributed to revenue growth in 1995. Revenues in 1995 were positively impacted by a temporary rate increase that was in effect from March 17, 1995 through July 31, 1995 to recover prior years "exogenous" postemployment benefit costs.

                      Bell Atlantic - Pennsylvania, Inc.


   Revenue growth from volume increases was partially offset by lower revenues from affiliated companies pursuant to an interstate revenue sharing agreement, and the effect of price reductions under the Federal Communications Commission's
(FCC) Price Cap Plans.

   In March 1995, the FCC adopted an order approving an Interim Price Cap Plan for interstate access charges, which replaced the prior Price Cap Plan. As required by the FCC's order, Bell Atlantic filed its Transmittal of Interstate Rates, which resulted in price decreases for the Company totaling approximately $83.1 million on an annual basis, effective August 1, 1995. These price decreases included the scheduled expiration of a temporary rate increase of approximately $26.7 million on an annualized basis that was in effect from March 17, 1995 through July 31, 1995 to recover prior years "exogenous" postemployment benefit costs. Also as part of the filing, Bell Atlantic selected a 5.3% Productivity Factor, which eliminates the requirement to share a portion of interstate overearnings related to the August 1995 to June 1996 tariff period.

   While the Company expects current volume growth trends to continue, the impact of the August 1, 1995 price decreases is expected to substantially offset volume-related growth during the first half of 1996, relative to 1995 network access revenues.


TOLL SERVICE REVENUES

   Dollars in Millions                (Decrease)
-------------------------------------------------------------------------------
   1995 - 1994                      $(31.7) (6.7)%
-------------------------------------------------------------------------------

   Toll service revenues are earned from calls made outside a customer's local calling area, but within the same service area boundaries of the Company, commonly referred to as Local Access and Transport Areas (LATAs). Other toll services include 800 services, Wide Area Telephone Service (WATS) and corridor services (between southern New Jersey and Philadelphia).

   The reduction in toll service revenues was caused by a decline in toll message volumes of 1.8% and price reductions on certain toll services. The decrease in toll messages was due primarily to increased competition for intraLATA toll, WATS, private line and corridor services. Price reductions included the January 1, 1995 tariff filing under the Alternative Regulation Plan which reduced revenues by $2.4 million in 1995, and a revenue neutral rate change filing which became effective on October 9, 1995. The revenue neutral rate change filing is expected to reduce toll service revenues by $19.5 million annually, primarily through a discount plan offering and rate reductions on certain toll services. The impact on toll service revenues resulting from the revenue neutral rate change filing is expected to be entirely offset by increases in local service revenues.

   The Company expects that competition for toll service revenues will continue in 1996. See "Factors That May Impact Future Results" below for a further discussion of toll service revenue issues.


DIRECTORY PUBLISHING REVENUES

   Dollars in Millions                 Increase
-------------------------------------------------------------------------------
   1995 - 1994                        $5.9  1.8%
-------------------------------------------------------------------------------

   Directory publishing revenues are earned primarily from local advertising and marketing services provided to businesses in White and Yellow Pages directories. Other directory publishing services include database and foreign directory marketing.

   Growth in directory publishing revenues was principally due to higher rates charged for these services. Changes in billing procedures and lower customer claims and disconnects further boosted directory publishing revenues in 1995. Advertising volumes decreased slightly due to the impact of competition from other directory companies, as well as other advertising media.

                      Bell Atlantic - Pennsylvania, Inc.


OTHER ANCILLARY SERVICES REVENUES

   Dollars in Millions                (Decrease)
-------------------------------------------------------------------------------
   1995 - 1994                       $(.2)   (.1)%
-------------------------------------------------------------------------------

   Other ancillary services include billing and collection services provided to IXCs and facilities rental services provided to affiliates and non-affiliates.

   Other ancillary services revenues decreased due to a reduction in billing and collection services revenues as a result of the elimination of certain services from a contract with an IXC. This decrease was substantially offset by higher facilities rental revenues from affiliates in 1995.


VALUE-ADDED SERVICES REVENUES

   Dollars in Millions                 Increase
-------------------------------------------------------------------------------
   1995 - 1994                       $36.1   12.0%
-------------------------------------------------------------------------------

   Value-added services represent a family of services which expand the utilization of the network. These services include recent products such as voice messaging services, Caller ID and Return Call as well as more mature products such as Centrex, Touch-Tone, and customer premises wiring and maintenance services.

   Continued growth in the network customer base (access lines) and higher demand by customers for certain value-added central office and voice messaging services offered by the Company, including the introduction of Caller ID in the third quarter of 1994, increased value-added services revenues in 1995. These increases were partially offset by a reduction in contract billing for certain advanced premises services for large business customers. Such premises services, which were primarily performed by the Company until May 1994, are now contracted with another affiliate of Bell Atlantic.

OPERATING EXPENSES
------------------
For the Years Ended December 31                     1995      1994
----------------------------------------------  --------  --------
                                               (Dollars in Millions)
Employee costs, including benefits and taxes..  $  729.0  $  781.3
Depreciation and amortization.................     668.3     678.9
Other operating expenses......................   1,174.5   1,139.1
                                                --------  --------
Total.........................................  $2,571.8  $2,599.3
                                                ========  ========


EMPLOYEE COSTS

   Dollars in Millions                (Decrease)
-------------------------------------------------------------------------------
   1995 - 1994                      $(52.3) (6.7)%
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

   The decrease in employee costs was principally due to the effect of a third quarter 1994 charge of $37.1 million to recognize benefit costs, in accordance with Statement No. 112, for the separation of employees who are entitled to benefits under preexisting Bell Atlantic separation pay plans. Benefit costs associated with the separation of employees of NSI were allocated to the Company and included in other operating expenses. Decreased overtime pay, the effect of lower workforce

                      Bell Atlantic - Pennsylvania, Inc.


levels and a reduction in pension cost further reduced employee costs in 1995. These cost reductions were partially offset by annual salary and wage increases and the recognition of certain contract labor and separation pay costs in 1995 associated with a new five-year labor contract with the International Brotherhood of Electrical Workers (IBEW) and the contract settlement with the Communications Workers of America (CWA).

   In June 1995, the Company executed a contract with the IBEW, representing approximately 1,600 employees. The IBEW contract, which became effective May 21, 1995, provided for a 14.5% wage increase over the five-year contract period, a ratification bonus, improved benefits and pensions, and certain employment security provisions. The base wage increases in the second and third years were modified in a revised agreement, dated March 6, 1996, to total 17.4% over the five years.

   The Company's contract with the CWA, representing approximately 10,500 employees, expired on August 5, 1995. In January 1996, a tentative three-year labor agreement was reached, which was subsequently ratified in February 1996. The agreement includes a 10.6% wage increase over the three-year contract period, a ratification bonus, improved pensions and benefits, and certain employment security provisions.


DEPRECIATION AND AMORTIZATION

   Dollars in Millions                  (Decrease)
--------------------------------------------------------------------------------
   1995 - 1994                        $(10.6) (1.6)%
--------------------------------------------------------------------------------

   Depreciation and amortization decreased due to lower depreciation rates. This decrease was partially offset by growth in depreciable telephone plant. The composite depreciation rates were 7.4% in 1995 and 7.8% in 1994.


OTHER OPERATING EXPENSES

   Dollars in Millions                   Increase
--------------------------------------------------------------------------------
   1995 - 1994                        $35.4     3.1%
--------------------------------------------------------------------------------

   Other operating expenses consist primarily of contract services including centralized services expenses allocated from NSI, rent, network software costs, operating taxes other than income, provision for uncollectible accounts receivable and other costs.

   The increase in other operating expenses was largely attributable to higher centralized services costs allocated from NSI, primarily as a result of additional costs incurred in that organization to enhance systems, consolidate work activities and market value-added services at Bell Atlantic's network services subsidiaries. This increase was partially offset by lower directory production costs and the effect of a third quarter 1994 charge for the Company's allocated share of separation benefit costs associated with employees of NSI.


OTHER INCOME AND (EXPENSE), NET

   Dollars in Millions                 Increase
--------------------------------------------------------------------------------
   1995 - 1994                           $2.1
--------------------------------------------------------------------------------

   The change in other income and (expense), net was attributable to an increase in interest income primarily related to short-term investments. Lower non-operating costs in 1995 also contributed to the change in other income and (expense), net. These increases were partially offset by the elimination of the allowance for funds used during construction.

   Upon the discontinued application of regulatory accounting principles, effective August 1, 1994, the Company began recognizing capitalized interest costs as a reduction of interest expense. Previously, the Company recorded an allowance for funds used during construction as an item of other income.

                      Bell Atlantic - Pennsylvania, Inc.


INTEREST EXPENSE

   Dollars in Millions                 (Decrease)
-------------------------------------------------------------------------------
   1995 - 1994                        $(4.8) (3.8)%
-------------------------------------------------------------------------------

   Interest expense decreased principally due to the recognition of increased capitalized interest costs, subsequent to the discontinued application of regulatory accounting principles, effective August 1, 1994.


PROVISION FOR INCOME TAXES

   Dollars in Millions                  Increase
-------------------------------------------------------------------------------
   1995 - 1994                         $42.7 16.3%
-------------------------------------------------------------------------------

EFFECTIVE INCOME TAX RATES

   For the Years Ended December 31
-------------------------------------------------------------------------------
   1995                         41.7%
-------------------------------------------------------------------------------
   1994                         42.0%
-------------------------------------------------------------------------------

   The Company's effective income tax rate was lower in 1995 principally due to a decrease in deferred taxes as a result of the reduction in the state income tax rate. This effect was partially offset by the reduction in the amortization of investment tax credits and the elimination of the benefit of the income tax rate differential applied to reversing timing differences, both as a result of the discontinued application of regulatory accounting principles in August 1994.

   A reconciliation of the statutory federal income tax rate to the effective income tax rate for each period is provided in Note 8 to the Financial Statements.


FACTORS THAT MAY IMPACT FUTURE RESULTS
--------------------------------------

   Federal Legislation

   The Telecommunications Act of 1996 (the Act), which became effective on February 8, 1996, is the most comprehensive revision of the federal communications laws in over 60 years. In general, the Act includes provisions that would open the Company's local exchange markets to competition and would permit local exchange carriers, such as the Company, upon meeting certain conditions, to provide interLATA services (long distance) and video programming and to engage in manufacturing.

   With regard to the rules governing competition in the interLATA market, the Act takes a two-fold approach. Effective February 8, 1996, Bell Atlantic is permitted to apply for approval to offer interLATA services outside of the geographic region in which it currently operates as a local exchange carrier. Bell Atlantic has announced its plans to offer such services in several states.

   Secondly, within Bell Atlantic's geographic region, each of the telephone subsidiaries, including the Company, must demonstrate to the FCC that it has satisfied certain requirements in order to be permitted to offer interLATA services within its jurisdiction. Among the requirements with which the Company must comply is a 14-point "competitive checklist" which is aimed at ensuring that competitors have the ability to connect to the Company's network. The Company must also demonstrate to the FCC that its entry into the interLATA market would be in the public interest.

   The Act also imposes specific requirements on the Company that are intended to promote competition in the local exchange markets. These requirements include the duty to: (i) provide interconnection to any other carrier for the transmission and routing of telephone exchange service and exchange access at any technically feasible point; (ii) provide unbundled access to network elements at any technically feasible point; (iii) provide retail services for resale at wholesale

                      Bell Atlantic - Pennsylvania, Inc.


prices; (iv) establish reciprocal compensation arrangements for the origination and termination of telecommunications and (v) provide physical collocation.

   No definitive prediction can be made as to the specific impact of the Act on the business or financial condition of the Company. The financial impact on the Company will be dependent on several factors, including the timing, extent and success of competition in the Company's market and the timing, extent and success of the Company's pursuit of new business opportunities resulting from the Act.

   COMPETITION

   IntraLATA Toll Services

   Competition to offer intrastate intraLATA toll services is currently permitted in the Company's jurisdiction. Increased competition from IXCs has resulted in a decline in several components of the Company's toll services revenues.

   Currently, intraLATA toll calls are completed by the Company unless the customer dials a five-digit access code. Presubscription for intraLATA toll services would enable customers to make intraLATA toll calls using the carrier of their choice without having to dial the five-digit access code.

   In general, the Act prohibits a state from requiring presubscription or "dialing parity" until the earlier of such time as an operating telephone company in the state is authorized to provide long distance services within the state or three years from the effective date of the Act. This prohibition does not apply to a final order requiring an operating telephone company to implement presubscription that was issued on or prior to December 19, 1995.

   During 1995, the Pennsylvania Public Utility Commission (PUC) conducted proceedings to determine whether, and under what conditions, to authorize presubscription. On December 19, 1995, the PUC issued an order directing the implementation of presubscription within eighteen months of that order. However, the order stated that a reasonable effort should be made to coordinate implementation of presubscription with the Company's entry into the interLATA market in Pennsylvania. Implementation of presubscription for intraLATA toll services could have a material negative impact on toll service revenues, especially if the Company is not permitted contemporaneously to offer interLATA services.

   Local Exchange Services

   The ability to offer local exchange services has historically been subject to regulation by the PUC. In 1995, applications from competitors to provide local exchange services were approved by the PUC. The Act is expected to significantly increase the level of competition in the Company's local exchange market. However, increased competition in the local exchange market will facilitate FCC approval of the Company's entry into the interLATA markets.

   Other

   See Item 1 - Description of Business, Competition on pages 4 and 5 for additional information on the Company's competitive environment.

   OTHER STATE REGULATORY MATTERS

   The communications services of the Company are subject to regulation by the PUC with respect to intrastate rates and services and certain other matters.

   See Item 1 - Description of Business, State Regulation on page 4 for a description of the Company's current regulatory plan.

                      Bell Atlantic - Pennsylvania, Inc.


OTHER MATTERS
-------------

   Environmental Issues

   The Company is subject to a number of environmental proceedings as a result of its operations and the shared liability provisions in the Plan of Reorganization related to the Modification of Final Judgment. Certain of these environmental matters relate to Superfund sites for which the Company has been designated as a potentially responsible party by the U.S. Environmental Protection Agency or joined as a third-party defendant in pending Superfund litigation. Such designation or joinder subjects the Company to potential liability for costs relating to cleanup of the affected sites. The Company is also responsible for the remediation of sites with underground fuel storage tanks and other expenses associated with environmental compliance.

   The Company continually monitors its operations with respect to potential environmental issues, including changes in legally mandated standards and remediation technologies. The Company's recorded liabilities reflect those specific situations where remediation activities are currently deemed to be probable and where the cost of remediation is estimable. Management believes that the aggregate amount of any additional potential liability would not have a material effect on the Company's results of operations or financial condition.


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

   As of December 31, 1995, the Company had $201.6 million of an unused line of credit with an affiliate, Bell Atlantic Network Funding Corporation. In addition, the Company had $300.0 million remaining under a shelf registration statement filed with the Securities and Exchange Commission for the issuance of unsecured debt securities.

   The Company's debt ratio was 54.6% at December 31, 1995, compared to 54.8% at December 31, 1994.

   On February 1, 1996, the Company declared and paid a dividend in the amount of $138.3 million to Bell Atlantic.

                      Bell Atlantic - Pennsylvania, Inc.


                                    PART II


Item  8.  Financial Statements and Supplementary Data

          The information required by this Item is set forth on pages F-1 through F-21.


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

          (2)  Financial Statement Schedule

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

         3b    By-Laws of the registrant, as amended December 15, 1995.

               3b(i) Consent of Sole Stockholder of Bell Atlantic - Pennsylvania, Inc., dated December 15, 1995.

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

         23    Consent of Independent Accountants.

         24    Powers of Attorney.

         27    Financial Data Schedule.

    (b)  Reports on Form 8-K:

            There were no Current Reports on Form 8-K filed during the quarter ended December 31, 1995.

                      Bell Atlantic - Pennsylvania, Inc.


                                   SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      Bell Atlantic - Pennsylvania, Inc.


                                      By  /s/   Robert J. McGonagle
                                         ---------------------------------
                                                Robert J. McGonagle
                                                Chief Financial Officer,
                                                Controller and Treasurer



March 27, 1996


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Principal Executive Officer:

William Harral, III  President and
                     Chief Executive Officer


Principal Accounting
and Financial Officer:

Robert J. McGonagle  Chief Financial Officer,
                     Controller and Treasurer


Directors:                            By  /s/  Robert J. McGonagle
                                         ---------------------------------
                                               Robert J. McGonagle
Julia A. Conover                               (individually and as
William Harral, III                            attorney-in-fact)
William J. Mitchell                            March 27, 1996

                      Bell Atlantic - Pennsylvania, Inc.

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                          Page
                                                                          ----

Report of Independent Accountants......................................   F-2

Statements of Operations and Reinvested Earnings (Accumulated Deficit)
   For the years ended December 31, 1995, 1994 and 1993................   F-3

Balance Sheets - December 31, 1995 and 1994............................   F-4

Statements of Cash Flows
   For the years ended December 31, 1995, 1994 and 1993................   F-6

Notes to Financial Statements..........................................   F-7

Schedule II - Valuation and Qualifying Accounts
   For the years ended December 31, 1995, 1994 and 1993.................  F-21


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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bell Atlantic - Pennsylvania, Inc. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

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



/s/ COOPERS & LYBRAND L.L.P.



2400 Eleven Penn Center
Philadelphia, Pennsylvania
February 5, 1996

                      Bell Atlantic - Pennsylvania, Inc.

     STATEMENTS OF OPERATIONS AND REINVESTED EARNINGS (ACCUMULATED DEFICIT)
                        FOR THE YEARS ENDED DECEMBER 31
                             (DOLLARS IN MILLIONS)

                                                1995        1994        1993
                                             ----------  ----------  ----------
OPERATING REVENUES (including $74.2, $78.4
 and $55.3 from affiliates)................   $3,427.6    $3,355.3    $3,240.4
                                              --------    --------    --------

OPERATING EXPENSES
  Employee costs, including benefits
   and taxes...............................      729.0       781.3       727.6
  Depreciation and amortization............      668.3       678.9       639.2
  Other (including $664.6, $626.1 and
   $614.8 to affiliates)...................    1,174.5     1,139.1     1,145.7
                                              --------    --------    --------
                                               2,571.8     2,599.3     2,512.5
                                              --------    --------    --------

OPERATING INCOME...........................      855.8       756.0       727.9

OTHER INCOME AND (EXPENSE), NET
  Allowance for funds used during
   construction............................        ---         1.7         2.1
  Other, net (including $.3, $.1 and
   $.1 from affiliate).....................       (4.4)       (8.2)      (11.6)
                                              --------    --------    --------
                                                  (4.4)       (6.5)       (9.5)
INTEREST EXPENSE (including $4.5, $3.6
 and $4.3 to affiliate)....................      120.6       125.4       131.9
                                              --------    --------    --------

INCOME BEFORE PROVISION FOR INCOME TAXES,
 EXTRAORDINARY ITEMS, AND CUMULATIVE
 EFFECT OF CHANGE IN ACCOUNTING
 PRINCIPLE.................................      730.8       624.1       586.5

PROVISION FOR INCOME TAXES.................      304.7       262.0       221.8
                                              --------    --------    --------

INCOME BEFORE EXTRAORDINARY ITEMS AND
 CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
 PRINCIPLE.................................      426.1       362.1       364.7
                                              --------    --------    --------

EXTRAORDINARY ITEMS
  Discontinuation of Regulatory
   Accounting Principles, Net of Tax.......        ---      (728.5)        ---
  Early Extinguishment of Debt, Net of
   Tax.....................................       (3.5)        ---       (14.9)
                                              --------    --------    --------
                                                  (3.5)     (728.5)      (14.9)
                                              --------    --------    --------

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
 PRINCIPLE
  Postemployment Benefits, Net of Tax......        ---         ---       (15.9)
                                              --------    --------    --------

NET INCOME (LOSS)..........................   $  422.6    $ (366.4)   $  333.9
                                              ========    ========    ========

REINVESTED EARNINGS (ACCUMULATED DEFICIT)
  At beginning of year.....................   $ (210.6)   $  521.2    $  522.3
  Add:  net income (loss)..................      422.6      (366.4)      333.9
                                              --------    --------    --------
                                                 212.0       154.8       856.2
  Deduct:  dividends.......................      423.1       365.5       334.7
           other changes...................         .4         (.1)         .3
                                              --------    --------    --------
  At end of year...........................   $ (211.5)   $ (210.6)   $  521.2
                                              ========    ========    ========


                       See Notes to Financial Statements.

                      Bell Atlantic - Pennsylvania, Inc.

                                 BALANCE SHEETS
                             (DOLLARS IN MILLIONS)


                                     ASSETS
                                     ------

                                                      DECEMBER 31
                                                   ------------------
                                                     1995      1994
                                                   --------  --------

CURRENT ASSETS
Accounts receivable:
  Customers and agents, net of allowances
   for uncollectibles of $61.3 and $51.9.........  $  535.0  $  505.8
  Affiliates.....................................      22.0      22.1
  Other..........................................      49.9      21.7
Material and supplies............................      16.1      19.9
Prepaid expenses.................................     143.9     121.3
Deferred income taxes............................      47.4      54.1
Other............................................       3.2       3.6
                                                   --------  --------
                                                      817.5     748.5
                                                   --------  --------

PLANT, PROPERTY AND EQUIPMENT....................   9,274.5   8,979.3
Less accumulated depreciation....................   5,144.5   4,744.6
                                                   --------  --------
                                                    4,130.0   4,234.7
                                                   --------  --------

OTHER ASSETS.....................................      67.1      81.5
                                                   --------  --------

TOTAL ASSETS.....................................  $5,014.6  $5,064.7
                                                   ========  ========



                       See Notes to Financial Statements.

                      Bell Atlantic - Pennsylvania, Inc.

                                 BALANCE SHEETS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNT)


                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------

                                                        DECEMBER 31
                                                 -----------------------
                                                     1995        1994
                                                 ------------  ---------
CURRENT LIABILITIES
Debt maturing within one year:
 Note payable to affiliate.....................      $ 197.0    $  12.1
 Other.........................................         36.1        1.1
Accounts payable and accrued liabilities:
 Affiliates....................................        274.1      248.7
 Other.........................................        531.2      522.8
Advance billings and customer deposits.........         93.6      102.2
                                                    --------   --------
                                                     1,132.0      886.9
                                                    --------   --------

LONG-TERM DEBT.................................      1,432.2    1,667.4
                                                    --------   --------

EMPLOYEE BENEFIT OBLIGATIONS...................        811.1      808.3
                                                    --------   --------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes..........................         73.9      132.7
Unamortized investment tax credits.............         43.6       51.9
Other..........................................        137.9      132.7
                                                    --------   --------
                                                       255.4      317.3
                                                    --------   --------

COMMITMENTS (Note 4)

SHAREOWNER'S INVESTMENT
Common stock - $20 par value per share.........      1,594.7    1,594.7
 Authorized shares:  80,210,000
 Outstanding shares: 79,732,681
Contributed capital............................           .7         .7
Reinvested earnings (accumulated deficit)......       (211.5)    (210.6)
                                                    --------   --------
                                                     1,383.9    1,384.8
                                                    --------   --------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT..     $5,014.6   $5,064.7
                                                    ========   ========



                       See Notes to Financial Statements.

                      Bell Atlantic - Pennsylvania, Inc.

                           STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31
                             (DOLLARS IN MILLIONS)


                                              1995         1994         1993
                                          ------------  -----------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss).......................     $  422.6     $ (366.4)     $ 333.9
Adjustments to reconcile net income
 (loss) to net cash provided by
 operating activities:
   Depreciation and amortization........        668.3        678.9        639.2
   Extraordinary items, net of tax......          3.5        728.5         14.9
   Cumulative effect of change in
    accounting principle, net of tax....          ---          ---         15.9
   Allowance for funds used during
    construction........................          ---         (1.7)        (2.1)
   Other items, net.....................         (5.6)          .9        (28.4)
   Changes in certain assets and
    liabilities:
      Accounts receivable...............        (57.9)       (40.2)       (34.0)
      Material and supplies.............          2.6          7.1         (2.3)
      Other assets......................         (8.0)       (77.7)        13.4
      Accounts payable and accrued
       taxes............................         16.7         69.3         74.5
      Deferred income taxes, net........        (52.0)       (84.7)       (61.6)
      Unamortized investment tax
       credits..........................         (8.3)       (13.1)       (20.7)
      Employee benefit obligations......          2.8         86.9         37.4
      Other liabilities.................         29.1         16.3          (.8)
                                             --------     --------      -------
Net cash provided by operating
 activities.............................      1,013.8      1,004.1        979.3
                                             --------     --------      -------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments.....        (32.8)         ---          ---
Proceeds from sale of short-term
 investments............................         32.8          ---          ---
Additions to plant, property and
 equipment..............................       (577.0)      (544.7)      (581.1)
Other, net..............................         14.7        (14.3)        (5.3)
                                             --------     --------      -------
Net cash used in investing activities...       (562.3)      (559.0)      (586.4)
                                             --------     --------      -------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings................          ---          ---        470.0
Principal repayments of capital lease
 obligations............................          (.9)        (1.0)         (.9)
Early extinguishment of debt............       (200.0)         ---       (525.0)
Net change in note payable to affiliate.        184.9        (86.7)        10.7
Dividends paid..........................       (423.1)      (365.5)      (334.7)
Net change in outstanding checks drawn
 on controlled disbursement accounts....        (12.4)         8.1        (13.0)
                                             --------     --------      -------
Net cash used in financing activities...       (451.5)      (445.1)      (392.9)
                                             --------     --------      -------

NET CHANGE IN CASH......................          ---          ---          ---

CASH, BEGINNING OF YEAR.................          ---          ---          ---
                                             --------     --------      -------

CASH, END OF YEAR.......................     $    ---     $    ---      $   ---
                                             ========     ========      =======



                       See Notes to Financial Statements.

                      Bell Atlantic - Pennsylvania, Inc.

                         NOTES TO FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   DESCRIPTION OF BUSINESS

   Bell Atlantic - Pennsylvania, Inc. (the Company) is a wholly owned subsidiary of Bell Atlantic Corporation (Bell Atlantic). The Company provides two basic types of telecommunications services in a territory consisting of five Local Access and Transport Areas (LATAs) in the state of Pennsylvania. First, the Company transports telecommunications traffic between subscribers located within the same LATA (intraLATA service), including both local and toll services. Local service includes the provision of local exchange, local private line and public telephone services. Toll service includes message toll services and intraLATA Wide Area Toll Service/800 services. The Company also earns toll revenue from the provision of telecommunications service between LATAs (interLATA service) in the corridor between southern New Jersey and Philadelphia. Second, the Company provides exchange access service, which links a subscriber's telephone equipment to the facilities of an interexchange carrier (IXC) which, in turn, provides interLATA telecommunications service to their customers. The Company also provides exchange access service to IXCs which provide intrastate intraLATA long distance telecommunications service. Other services provided by the Company include directory publishing, customer premises wiring and maintenance, and billing and collection services.

   The Telecommunications Act of 1996 is the most comprehensive revision of the federal communications laws in over 60 years. In general, the Telecommunications Act includes provisions that would open the Company's local exchange markets to competition and would permit local exchange carriers, such as the Company, upon meeting certain conditions, to provide interLATA services (long distance) and video programming and to engage in manufacturing.

   BASIS OF PRESENTATION

   Effective August 1, 1994, the Company discontinued accounting for its operations under the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (Statement No. 71) (see Note 2).

   USE OF ESTIMATES

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets, and liabilities and disclosure of contingencies. Actual results could differ from those estimates.

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

   SHORT-TERM INVESTMENTS

   Short-term investments consist of investments that mature 91 days to 12 months from the date of purchase. Short-term investments are stated at cost, which approximates market value.

   MATERIAL AND SUPPLIES

   New and reusable materials are carried in inventory, principally at average original cost, except that specific costs are used in the case of large individual items.

                      Bell Atlantic - Pennsylvania, Inc.

   PREPAID DIRECTORY

   Costs of directory production and advertising sales are principally deferred until the directory is published. Such costs are amortized to expense and the related advertising revenues are recognized over the average life of the directory, which is generally 12 months.

   PLANT AND DEPRECIATION

   The Company's provision for depreciation is based principally on the composite group remaining life method of depreciation and straight-line composite rates. This method provides for the recovery of the remaining net investment in telephone plant, less anticipated net salvage value, over the remaining asset lives. The composite group method requires periodic revisions to depreciation rates based on a number of variables, including retirement estimates, survivor curves, salvage, and cost of removal.

   In connection with the discontinued application of Statement No. 71, effective August 1, 1994, for financial reporting purposes, the Company began using estimated asset lives for certain categories of plant and equipment that were shorter than those approved by regulators prior to the discontinuance of Statement No. 71. The shorter lives result principally from the Company's expectation as to the revenue-producing lives of the assets.

   The following asset lives were used in 1994 and 1995:

                                    JANUARY 1, 1994       EFFECTIVE
   AVERAGE LIVES (IN YEARS)        TO JULY 31, 1994     AUGUST 1, 1994     1995
   ------------------------------------------------------------------------------

   Buildings.....................       19 - 56            19 - 40        19 - 40
   Central office equipment......        8 - 18             4 - 12         7 - 12
   Cable, wiring and conduit.....       20 - 60            15 - 50        16 - 50
   Other equipment...............        6 - 38             6 - 38         6 - 30

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

   INTEREST RATE HEDGE AGREEMENTS

   The Company periodically enters into interest rate hedge agreements to reduce interest rate risks and costs inherent in its debt portfolio. These agreements involve the exchange of fixed and variable interest rate payments over the life of the agreement without the exchange of the underlying principal amounts. The interest differential to be paid or received under these agreements is accrued as interest rates change and is recognized as an adjustment to interest expense over the life of the agreements.

                      Bell Atlantic - Pennsylvania, Inc.

   EMPLOYEE BENEFITS

   Pensions, Postretirement Benefits Other Than Pensions, and Postemployment Benefits

   Substantially all employees of the Company are covered under multi-employer noncontributory defined benefit pension plans and postretirement health and life insurance benefit plans sponsored by Bell Atlantic and certain of its subsidiaries, including the Company.

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

   The Company also provides employees with postemployment benefits such as disability benefits, workers' compensation, and severance pay. Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits."

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

   RECLASSIFICATIONS

   Certain reclassifications of prior years' data have been made to conform to 1995 classifications.


2. DISCONTINUATION OF REGULATORY ACCOUNTING PRINCIPLES

   In the third quarter of 1994, the Company determined that it was no longer eligible for continued application of the accounting required by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (Statement No. 71). In connection with the decision to discontinue regulatory accounting principles under Statement No. 71, the Company recorded a noncash, extraordinary charge of $728.5 million, which is net of an income tax benefit of $456.3 million.

   The Company's determination that it was no longer eligible for continued application of the accounting required by Statement No. 71 was based on the belief that the convergence of competition, technological change, actual and potential regulatory, legislative and judicial actions, and other factors were creating fully open and competitive markets. In such markets, the Company does not believe it can be assured that prices can be maintained at levels that will recover the net carrying amount of existing telephone plant and equipment, which has been depreciated over relatively long regulator-prescribed lives. In addition, changes from cost-based regulation to a form of incentive regulation contributed to the determination that the continued application of Statement No. 71 was inappropriate.

                      Bell Atlantic - Pennsylvania, Inc.

   A summary of the components of the after-tax charge recognized as a result of the discontinued application of Statement No. 71 follows:

                                                         (DOLLARS IN MILLIONS)
                                                         ----------------------

   Increase in plant and equipment depreciation reserve        $662.6
   Accelerated investment tax credit amortization......         (36.5)
   Tax-related regulatory asset and liability
    elimination........................................          72.2
   Other regulatory asset and liability elimination....          30.2
                                                               ------
   Total...............................................        $728.5
                                                               ======

   The increase in the accumulated depreciation reserve was supported by both an impairment analysis, which identified estimated amounts not recoverable from future discounted cash flows, and a depreciation study, which identified inadequate depreciation reserve levels which the Company believes resulted principally from the cumulative underdepreciation of plant as a result of the regulatory process. Investment tax credit amortization was accelerated as a result of the reduction in remaining asset lives of the associated telephone plant and equipment.

   Tax-related regulatory assets of $346.4 million and tax-related regulatory liabilities of $274.2 million, which were established upon the adoption of Statement No. 109 and amortized as the related deferred taxes were recognized in the ratemaking process, were eliminated (see Note 8). The elimination of other regulatory assets and liabilities relates principally to deferred debt refinancing and vacation pay costs, which were being amortized as they were recognized in the ratemaking process.


3. PLANT, PROPERTY AND EQUIPMENT

   Plant, property and equipment, which is stated at cost, is summarized as follows at December 31:

                                1995         1994
                             -----------  ----------
                              (DOLLARS IN MILLIONS)

Land.......................   $    38.6   $    38.2
Buildings..................       735.4       709.0
Central office equipment...     3,578.1     3,417.2
Cable, wiring and conduit..     3,551.8     3,442.3
Other equipment............     1,220.6     1,192.9
Other......................        73.7        69.1
Construction-in-progress...        76.3       110.6
                              ---------   ---------
                                9,274.5     8,979.3
Accumulated depreciation...    (5,144.5)   (4,744.6)
                              ---------   ---------
Total......................   $ 4,130.0   $ 4,234.7
                              =========   =========

   Certain prior year amounts previously included in Construction-in-progress have been reclassified to Other to conform to 1995 classifications.


4. LEASES

   The Company leases certain facilities and equipment for use in its operations under both capital and operating leases. Plant, property and equipment included capital leases of $23.7 million and $23.7 million, and related accumulated amortization of $11.7 million and $10.5 million at December 31, 1995 and 1994, respectively. The Company incurred initial capital lease obligations of $.3 million in 1995 and $.5 million in 1994, as compared to no initial capital lease obligations in 1993.

                      Bell Atlantic - Pennsylvania, Inc.

   Total rent expense amounted to $112.7 million in 1995, $111.9 million in 1994 and $110.0 million in 1993. Of these amounts, $26.2 million, $27.8 million and $15.1 million in 1995, 1994 and 1993, respectively, were lease payments to affiliated companies.

   At December 31, 1995, the aggregate minimum rental commitments under non-cancelable leases for the periods shown are as follows:


   YEARS                             CAPITAL LEASES  OPERATING LEASES
   -----                             --------------  ----------------
                                          (DOLLARS IN MILLIONS)

   1996.........................           $ 2.7             $14.9
   1997.........................             2.6              12.6
   1998.........................             2.5              10.7
   1999.........................             2.3               9.0
   2000.........................             2.3               3.8
   Thereafter...................            20.4                .6
                                           -----             -----
   Total........................            32.8             $51.6
                                                             =====

   Less imputed interest and
   executory costs..............            16.2
                                           -----
   Present value of net
   minimum lease payments.......            16.6
   Less current installments....             1.1
                                           -----
   Long-term obligation at
   December 31, 1995............           $15.5
                                           =====

   As of December 31, 1995, the total minimum sublease rentals to be received in the future under noncancelable capital subleases was $9.7 million.

5. DEBT

   DEBT MATURING WITHIN ONE YEAR

   Debt maturing within one year consists of the following at December 31:

                                                         1995         1994
                                                      -----------  ----------
                                                       (DOLLARS IN MILLIONS)

   Note payable to affiliate (BANFC)................      $197.0       $12.1
   Long-term debt maturing within one year..........        36.1         1.1
                                                          ------       -----
   Total............................................      $233.1       $13.2
                                                          ======       =====

   Weighted average interest rate for note payable
     outstanding at year-end........................         5.8%        5.7%
                                                          ======       =====

   The Company has a contractual agreement with an affiliated company, Bell Atlantic Network Funding Corporation (BANFC), for the provision of short-term financing and cash management services. BANFC issues commercial paper and secures bank loans to fund the working capital requirements of Bell Atlantic's network services subsidiaries, including the Company, and invests funds in temporary investments on their behalf. At December 31, 1995, the Company had $201.6 million of an unused line of credit with BANFC.

                      Bell Atlantic - Pennsylvania, Inc.

   LONG-TERM DEBT

   Long-term debt consists principally of debentures issued by the Company. Interest rates and maturities of the amounts outstanding are as follows at December 31:

                                                            1995         1994
                                                         -----------  ----------
                                                          (DOLLARS IN MILLIONS)

Forty year 3 1/4%, due 1996...........................    $   35.0    $   35.0
Forty year 4 3/4%, due 2001...........................        50.0        50.0
Ten year 6 5/8%, due 2002.............................       100.0       100.0
Forty year 4 3/8%, due 2003...........................        50.0        50.0
Ten year 6 1/8%, due 2003.............................       150.0       150.0
Fifteen year 7 3/8%, due 2007.........................       150.0       150.0
Forty year 6 3/4%, due 2008...........................       100.0       100.0
Forty year 8%, due 2009...............................         ---       100.0
Forty year 7 1/8%, due 2012...........................        75.0        75.0
Forty year 7 1/2%, due 2013...........................       125.0       125.0
Forty year 8 1/8%, due 2017...........................         ---       100.0
Thirty year 7.7%, due 2023............................       100.0       100.0
Forty year 8.35%, due 2030............................       175.0       175.0
Forty year 8 3/4%, due 2031...........................       125.0       125.0
Forty year 7 3/8%, due 2033...........................       225.0       225.0
                                                          --------    --------
                                                           1,460.0     1,660.0

Unamortized discount and premium, net.................        (8.3)       (8.9)
Capital lease obligations-average rate
 9.4% and 9.4%........................................        16.6        17.4
                                                          --------    --------
Total long-term debt, including current maturities....     1,468.3     1,668.5
Less maturing within one year.........................        36.1         1.1
                                                          --------    --------
Total long-term debt..................................    $1,432.2    $1,667.4
                                                          ========    ========

   Long-term debt outstanding at December 31, 1995 includes $435.0 million that is callable by the Company. The call prices range from 102.7% to 100.0% of face value, depending upon the remaining term to maturity of the issue. In addition, $175.0 million of long-term debt, bearing interest at 8.35%, will become redeemable only on December 15, 1997, December 15, 2000, or December 15, 2002, at the option of the holders. The redemption prices will be 100.0% of face value, plus accrued interest.

   The Company recorded extraordinary charges associated with the early extinguishment of debentures called by the Company of $3.5 million, net of an income tax benefit of $2.5 million in 1995 and $14.9 million, net of an income tax benefit of $10.8 million in 1993.

   At December 31, 1995, the Company had $300.0 million remaining under a shelf registration statement filed with the Securities and Exchange Commission.

                      Bell Atlantic - Pennsylvania, Inc.

6. FINANCIAL INSTRUMENTS

   INTEREST RATE HEDGE AGREEMENTS

   The notional amount outstanding, maturity dates, and weighted average receive and pay rates of interest rate hedge agreements are as follows at December 31:


                                                     (DOLLARS IN MILLIONS)
                                      -------------------------------------------------
                                                                  WEIGHTED AVERAGE RATE
                                      NOTIONAL                    ---------------------
VARIABLE TO FIXED:                     AMOUNT      MATURITIES       RECEIVE        PAY
---------------------------------------------------------------------------------------
1995...........................       $ 150.0       2001-2005         5.6%         6.1%

   The notional amount is used to calculate contractual payments to be exchanged and is not actually paid or received, nor is it a measure of the Company's exposure in the event of nonperformance by a counterparty.

   Interest rate hedge agreements have not significantly impacted the Company's relative proportion of variable and fixed interest expense.

   CONCENTRATIONS OF CREDIT RISK

   Financial instruments that subject the Company to concentrations of credit risk consist primarily of trade receivables and interest rate hedge agreements.

   Concentrations of credit risk with respect to trade receivables other than those from AT&T are limited due to the large number of customers in the Company's customer base. For the years ended December 31, 1995, 1994 and 1993, revenues generated from services provided to AT&T, primarily network access and billing and collection, were $339.7 million, $350.0 million and $351.9 million, respectively. At December 31, 1995 and 1994, Accounts receivable, net, included $37.0 million and $44.7 million, respectively, from AT&T.

   The counterparties to the interest rate hedge agreements are all major financial institutions and the Company continually monitors the credit ratings of these counterparties.

   FAIR VALUE OF FINANCIAL INSTRUMENTS

   The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

   Note Payable to Affilitate (BANFC)

   The carrying amount approximates fair value.

   Debt

   Fair value is estimated based on the quoted market prices for the same or similar issues or on the net present value of the expected future cash flows using current interest rates.

   Interest Rate Hedge Agreements

   The fair value of interest rate hedge agreements is based on the estimated amount the Company would pay or receive to terminate the agreements, taking into account current interest rates and the creditworthiness of the counterparties.

                      Bell Atlantic - Pennsylvania, Inc.

   The estimated fair values of the Company's financial instruments are as follows at December 31:

                                             1995                   1994
                                    ----------------------  --------------------
                                    CARRYING      FAIR      CARRYING     FAIR
                                     AMOUNT       VALUE      AMOUNT      VALUE
                                    ---------  -----------  ---------  ---------
                                               (DOLLARS IN MILLIONS)
   Debt *.........................   $1,657.0    $1,773.6    $1,672.1   $1,534.1

   Unrealized loss on interest
    rate hedge agreements.........   $    ---    $   (3.3)   $    ---   $    ---

   * Debt includes Long-term debt and Debt maturing within one year, but excludes capital lease obligations and unamortized discount and premium.


7. EMPLOYEE BENEFITS

   PENSION PLANS

   Substantially all of the Company's management and associate employees are covered under multi-employer noncontributory defined benefit pension plans sponsored by Bell Atlantic and certain of its subsidiaries, including the Company. The pension benefit formula is based on a flat dollar amount per year of service according to job classification under the associate plan. The pension benefit formula for plans covering management employees in 1995 and prior years is based on a stated percentage of adjusted career average earnings. The Company's objective in funding these plans is to accumulate funds at a relatively stable level over participants' working lives so that benefits are fully funded at retirement. Plan assets consist principally of investments in domestic and foreign corporate equity securities, U.S. and foreign government and corporate debt securities, and real estate.

   Effective January 1, 1996, the plan covering management employees was converted to a cash balance plan. Under the cash balance plan, pension benefits are determined by a combination of compensation credits based on age and service and individual account-based interest credits. Each management employee's opening account balance is based on accrued pension benefits as of December 31, 1995, and converted to a lump-sum amount determined under the prior plan's provisions. The lump-sum value is multiplied by a transition factor, based on age and service, to arrive at the opening balance.

   Pension cost was $8.5 million, $27.4 million and $26.9 million for the years ended December 31, 1995, 1994 and 1993, respectively. The reduction in 1995 pension cost is principally due to an increase in the discount rate from 7.25% at December 31, 1993 to 8.25% at December 31, 1994, and plan changes.

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

   The significant assumptions used for the pension measurements were as follows at December 31:

                                                       1995   1994   1993
                                                      -----  -----  -----

   Discount rate....................................  7.25%  8.25%  7.25%
   Rate of future increases in compensation levels..  4.75%  5.25%  5.25%

   The expected long-term rate of return on plan assets was 8.25% for 1995, 1994 and 1993.

   Pension benefits for associate employees are subject to collective bargaining. Modifications in pension benefits have been bargained from time to time. Additionally, the Company has amended the benefit formula under pension plans

                      Bell Atlantic - Pennsylvania, Inc.

maintained for its management employees. Substantive commitments for future amendments to the Company's pension plans have been reflected in determining the Company's pension cost. The actuarial assumptions used to determine pension cost are based on financial market interest rates, past experience, and management's best estimate of future benefit changes and economic conditions. Changes in these assumptions may impact future pension cost levels and benefit obligations.

   POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

   Substantially all of the Company's management and associate employees are covered under postretirement health and life insurance benefit plans sponsored by Bell Atlantic and certain of its subsidiaries, including the Company. The determination of benefit cost for postretirement health benefit plans is based on comprehensive medical and dental benefit plan provisions. The postretirement life insurance benefit formula used in the determination of postretirement benefit cost is primarily based on annual basic pay at retirement. The Company funds the postretirement health and life insurance benefits of current and future retirees. Plan assets consist principally of investments in domestic and foreign corporate equity securities, and U.S. Government and corporate debt securities.

   Postretirement benefit cost was $58.7 million, $68.0 million and $69.9 million for the years ended December 31, 1995, 1994 and 1993, respectively. Postretirement benefit cost decreased in 1995 principally as a result of an increase in the discount rate from 7.25% at December 31, 1993 to 8.25% at December 31, 1994, and the effect of favorable plan experience.

   Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," (Statement No. 106) requires a comparison of the actuarial present value of projected postretirement benefit obligations with the fair value of plan assets, the disclosure of the components of net periodic postretirement benefit costs, a reconciliation of the funded status of the plan with amounts recorded on the balance sheets and the effect of a one-percentage-point increase in the assumed health care cost trend rates for each future year on net periodic postretirement benefit cost and the accumulated postretirement benefit obligation. The Company participates in multi-employer plans and therefore, such disclosures are not presented for the Company because the structure of the plans does not provide for the determination of this information on an individual participating company basis.

   Assumptions used in the actuarial computations for postretirement benefits are as follows at December 31:

                                                       1995    1994    1993
                                                      ------  ------  ------

   Discount rate....................................   7.25%   8.25%   7.25%
   Rate of future increases in compensation levels..   4.75    5.25    5.25
   Medical cost trend rate:
     Year ending....................................  11.00   12.00   13.00
     Ultimate (year 2003)...........................   5.00    5.00    5.00
   Dental cost trend rate...........................   4.00    4.00    4.00

   The expected long-term rate of return on plan assets was 8.25% for 1995, 1994 and 1993.

   Postretirement benefits other than pensions for associate employees are subject to collective bargaining agreements and have been modified from time to time. The Company has also periodically modified benefits under plans maintained for its management employees. Substantive commitments for future amendments to the Company's postretirement benefit plans have been reflected in determining the Company's postretirement benefit cost. The actuarial assumptions used to determine postretirement benefit cost are based on financial market interest rates, past experience, and management's best estimate of future benefit changes and economic conditions. Changes in these assumptions may impact future postretirement benefit cost levels and benefit obligations.

   POSTEMPLOYMENT BENEFITS

   Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (Statement No. 112). The cumulative effect at January 1, 1993 of adopting Statement No. 112 reduced net income by $15.9 million, net of a deferred income tax benefit of $11.6 million.

                      Bell Atlantic - Pennsylvania, Inc.

   In the third quarter of 1994, the Company recorded a pretax charge of $47.0 million to recognize the Company's proportionate share of benefit costs for the separation of employees who are entitled to benefits under preexisting Bell Atlantic separation pay plans. The charge, which was actuarially determined, represents benefits earned through July 1, 1994 for employees who are expected to receive separation payments in the future.

   SAVINGS PLANS AND EMPLOYEE STOCK OWNERSHIP PLANS

   Substantially all of the Company's employees are eligible to participate in savings plans established by Bell Atlantic to provide opportunities for eligible employees to save for retirement on a tax-deferred basis and encourage employees to acquire and maintain an equity interest in Bell Atlantic. Under these plans, a certain percentage of eligible employee contributions are matched with shares of Bell Atlantic common stock. Bell Atlantic funds the matching contribution through two leveraged employee stock ownership plans (ESOPs). Bell Atlantic accounts for its ESOPs in accordance with the accounting rules applicable to companies with ESOP trusts that held securities prior to December 15, 1989. The Company recognizes its proportionate share of total ESOP cost based on the Company's matching obligation attributable to participating Company employees. The Company recorded total ESOP cost of $17.3 million, $14.3 million and $12.8 million in 1995, 1994 and 1993, respectively.


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

   Upon adoption of Statement No. 109, the effects of required adjustments to deferred tax balances of the Company, which would be recognized in the future for regulatory purposes, were deferred on the balance sheet as regulatory assets and liabilities in accordance with Statement No. 71. At January 1, 1993, the Company recorded income tax-related regulatory assets totaling $505.0 million in Other Assets and income tax-related regulatory liabilities totaling $398.6 million in Deferred Credits and Other Liabilities - Other. During 1993, these regulatory assets were increased by $6.5 million and regulatory liabilities were reduced by $30.6 million for the effect of the federal income tax rate increase from 34% to 35%, effective January 1, 1993.

   The income tax-related regulatory assets and liabilities were eliminated as a result of the discontinued application of Statement No. 71, effective August 1, 1994 (see Note 2).

   The components of income tax expense are as follows:

                                     YEARS ENDED DECEMBER 31
                                    --------------------------
                                      1995     1994     1993
                                    --------  -------  -------
                                      (DOLLARS IN MILLIONS)
   Current:
    Federal.......................   $276.8   $258.5   $218.8
    State and local...............     88.2    101.3     85.3
                                     ------   ------   ------
    Total.........................    365.0    359.8    304.1
                                     ------   ------   ------

   Deferred:
    Federal.......................    (39.4)   (76.7)   (51.7)
    State and local...............    (12.6)    (8.0)    (9.9)
                                     ------   ------   ------
    Total.........................    (52.0)   (84.7)   (61.6)
                                     ------   ------   ------
                                      313.0    275.1    242.5
   Investment tax credits.........     (8.3)   (13.1)   (20.7)
                                     ------   ------   ------
   Total income tax expense.......   $304.7   $262.0   $221.8
                                     ======   ======   ======

                      Bell Atlantic - Pennsylvania, Inc.

   In 1995 and 1994, state income tax rate changes resulted in increases to deferred tax expense of $4.3 million and $8.3 million, respectively. As a result of the increase in the federal corporate income tax rate from 34% to 35%, effective January 1, 1993, the Company recorded a net benefit to the tax provision of $1.2 million in 1993.

   The provision for income taxes varies from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The difference is attributable to the following factors:


                                                       YEARS ENDED DECEMBER 31
                                                      --------------------------
                                                        1995     1994     1993
                                                      --------  -------  -------

   Statutory federal income tax rate................     35.0%    35.0%    35.0%
   Investment tax credits...........................      (.7)    (2.1)    (3.1)
   State income taxes, net of federal tax benefits..      6.7      9.6      8.5
   Benefit of rate differential applied to
    reversing timing differences....................       --     (1.0)    (4.0)
   Prior year tax adjustments.......................       .1      (.9)    (1.8)
   Other, net.......................................       .6      1.4      3.2
                                                         ----     ----     ----
   Effective income tax rate........................     41.7%    42.0%    37.8%
                                                         ====     ====     ====


   Significant components of deferred tax liabilities (assets) were as follows at December 31:

                                                  1995         1994
                                               -----------  ----------
                                                (DOLLARS IN MILLIONS)
   Deferred tax liabilities:
    Depreciation.............................     $ 555.4     $ 605.4
    Other....................................        68.5         6.9
                                                  -------     -------
                                                    623.9       612.3
                                                  -------     -------
   Deferred tax assets:
    Employee benefits........................      (473.7)     (483.9)
    Investment tax credits...................       (18.1)      (21.6)
    Advance payments.........................        (4.4)       (3.9)
    Other....................................      (101.2)      (24.3)
                                                  -------     -------
                                                   (597.4)     (533.7)
                                                  -------     -------
   Net deferred tax liability................     $  26.5     $  78.6
                                                  =======     =======

   Total deferred tax assets include approximately $353 million and $343 million at December 31, 1995 and 1994, respectively, related to postretirement benefit costs recognized in accordance with Statement No. 106. This deferred tax asset will gradually be realized over the estimated lives of current retirees and employees.

                      Bell Atlantic - Pennsylvania, Inc.

9. ADDITIONAL FINANCIAL INFORMATION

                                                     DECEMBER 31
                                                ----------------------
                                                    1995       1994
                                                   ------     ------
                                                 (DOLLARS IN MILLIONS)
BALANCE SHEETS:
Accounts payable and accrued liabilities:
 Accounts payable - affiliates..................   $274.0     $248.6
 Accounts payable - other.......................    304.0      319.8
 Accrued expenses...............................    105.5       65.3
 Accrued vacation pay...........................     52.5       56.5
 Accrued taxes..................................     38.8       46.4
 Interest payable - other.......................     30.4       34.8
 Interest payable - affiliate...................       .1         .1
                                                   ------     ------
                                                   $805.3     $771.5
                                                   ======     ======

                                                  YEARS ENDED DECEMBER 31
                                                ---------------------------
                                                 1995      1994       1993
                                                ------    ------     ------
                                                   (DOLLARS IN MILLIONS)
STATEMENTS OF CASH FLOWS:
Cash paid during the year for:
 Interest, net of amounts capitalized.........  $121.7    $123.1     $134.7
 Income taxes, net of amounts refunded........   368.3     372.2      283.9

STATEMENTS OF OPERATIONS AND REINVESTED
 EARNINGS (ACCUMULATED DEFICIT):
Interest expense, net of amounts capitalized..   120.6     125.4      131.9
Capitalized interest..........................     7.5       2.2        ---


   Interest paid during the year includes $4.0 million in 1995, $3.7 million in 1994 and $4.3 million in 1993 related to short-term financing services provided by Bell Atlantic Network Funding Corporation (see Note 5).

   At December 31, 1995 and 1994, $17.0 million and $29.4 million, respectively, of negative cash balances were classified as accounts payable.

   Total advertising expense amounted to $31.3 million in 1995, $27.6 million in 1994 and $27.9 million in 1993. Of these amounts, $20.0 million, $16.5 million and $17.8 million in 1995, 1994 and 1993, respectively, were advertising expenses allocated to the company by Bell Atlantic Network Services, Inc. (NSI).


10. TRANSACTIONS WITH AFFILIATES

   The financial statements include transactions with NSI, Bell Atlantic Network Funding Corporation (BANFC), Bell Atlantic, and various other affiliates.

   The Company has contractual arrangements with NSI for the provision of various centralized corporate, administrative, planning, financial and other services. These arrangements serve to fulfill the common needs of Bell Atlantic's operating telephone subsidiaries on a centralized basis. The Company's allocated share of NSI costs include costs billed by Bell Communications Research, Inc. (Bellcore), another affiliated company owned jointly by the seven regional holding companies.

   The Company recognizes interest expense and income in connection with contractual arrangements with BANFC to provide short-term financing, investing and cash management services to the Company (see Note 5).

                      Bell Atlantic - Pennsylvania, Inc.

   Operating revenues include amounts from affiliates in connection with an interstate revenue sharing arrangement with Bell Atlantic's operating telephone subsidiaries. Operating revenues and expenses also include miscellaneous items of income and expense resulting from transactions with other affiliates, primarily rental of facilities and equipment. The Company also paid cash dividends to its parent company, Bell Atlantic.

   Transactions with affiliates are summarized as follows:

                                                   YEARS ENDED DECEMBER 31
                                                   ------------------------
                                                    1995     1994     1993
                                                   -------  -------  ------
                                                    (DOLLARS IN MILLIONS)

Operating revenues:
  Interstate revenue sharing from affiliates.....   $ 12.7   $ 19.7  $  4.4
  Other revenue from affiliates..................     61.5     58.7    50.9
                                                    ------   ------  ------
                                                      74.2     78.4    55.3
                                                    ------   ------  ------

Operating expenses:
  NSI............................................    551.2    510.6   498.8
  Bellcore.......................................     29.3     29.0    40.6
  Other..........................................     84.1     86.5    75.4
                                                    ------   ------  ------
                                                     664.6    626.1   614.8
                                                    ------   ------  ------

Interest income from BANFC.......................       .3       .1      .1

Interest expense to BANFC........................      4.5      3.6     4.3

Dividends paid to Bell Atlantic..................    423.1    365.5   334.7


   Outstanding balances with affiliates are reported on the Balance Sheets at December 31, 1995 and 1994 as Accounts receivable - affiliates, Note payable to affiliate, and Accounts payable and accrued liabilities - affiliates.

   In 1994, NSI operating expenses included $9.9 million, representing the Company's proportionate share of separation benefit costs for employees of NSI. Bellcore expenses in 1994 included reimbursements of $13.8 million from other Bellcore owners in connection with their decision to participate in the Advanced Intelligent Network project. This project previously had been supported entirely by Bell Atlantic's operating telephone subsidiaries, including the Company.

   In 1993, the Company's reported charge for the cumulative effect of the change in accounting for postemployment benefits included $2.2 million, net of a deferred income tax benefit of $1.6 million, representing the Company's proportionate share of NSI's accrued cost of postemployment benefits at January 1, 1993.

   On February 1, 1996, the Company declared and paid a dividend in the amount of $138.3 million to Bell Atlantic.

                      Bell Atlantic - Pennsylvania, Inc.

11.  QUARTERLY FINANCIAL INFORMATION (unaudited)

                                                    INCOME BEFORE        NET
                        OPERATING     OPERATING     EXTRAORDINARY      INCOME
QUARTER ENDED            REVENUES       INCOME          ITEMS          (LOSS)
-------------           ---------     ---------     -------------      ------
                                         (DOLLARS IN MILLIONS)
1995:
 March 31...........     $  842.2        $217.3         $109.2         $ 109.2
 June 30............        861.1         219.4          108.1           108.1
 September 30.......        857.8         217.7          109.5           109.5
 December 31........        866.5         201.4           99.3            95.8
                         --------        ------         ------         -------
 Total..............     $3,427.6        $855.8         $426.1         $ 422.6
                         ========        ======         ======         =======

1994:
 March 31...........     $  836.9        $206.5         $101.5         $ 101.5
 June 30............        833.3         196.4           94.7            94.7
 September 30*......        843.1         156.4           71.0          (657.5)
 December 31........        842.0         196.7           94.9            94.9
                         --------        ------         ------         -------
 Total..............     $3,355.3        $756.0         $362.1         $(366.4)
                         ========        ======         ======         =======

* The loss for the third quarter of 1994 includes an extraordinary charge of $728.5 million, net of an income tax benefit of $456.3 million, related to the discontinuation of regulatory accounting principles (see Note 2).

                      Bell Atlantic - Pennsylvania, Inc.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
             For the Years Ended December 31, 1995, 1994 and 1993
                             (DOLLARS IN MILLIONS)

                                                ADDITIONS
                                           -------------------
                                                       CHARGED
                               BALANCE AT  CHARGED    TO OTHER                    BALANCE
                               BEGINNING      TO      ACCOUNTS     DEDUCTIONS     AT END
DESCRIPTION                    OF PERIOD   EXPENSES    NOTE(a)       NOTE(b)     OF PERIOD
-----------                    ---------   --------  ---------     ----------    ---------

Allowance for Uncollectible
  Accounts Receivable:

  Year 1995...............          $51.9     $61.8     $59.4         $111.8         $61.3

  Year 1994...............          $50.3     $50.6     $52.5         $101.5         $51.9

  Year 1993...............          $50.9     $47.5     $46.1         $ 94.2         $50.3

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

                                    EXHIBITS



                       FILED WITH ANNUAL REPORT FORM 10-K

                   UNDER THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995



                      BELL ATLANTIC - PENNSYLVANIA, INC.



                         COMMISSION FILE NUMBER 1-6393

Form 10-K for 1995
File No. 1-6393
Page 1 of 1

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

3b   By-Laws of the registrant, as amended December 15, 1995.

     3b(i) Consent of Sole Stockholder of Bell Atlantic-Pennsylvania, Inc., dated December 15, 1995.

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