Form 10-Q
period 1996-03-31
BELL ATLANTIC PENNSYLVANIA INC
filed 1996-05-09
CIK 11107

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                             _____________________

                                   FORM 10-Q
                             _____________________


     (Mark one)
        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1996

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

                           _________________________



THE REGISTRANT, A WHOLLY OWNED SUBSIDIARY OF BELL ATLANTIC CORPORATION, MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        _____     _____

                       Bell Atlantic - Pennsylvania, Inc.

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                  (Unaudited)
                             (Dollars in Millions)


                                                           Three months ended
                                                               March 31,
                                                          --------------------
                                                            1996       1995
                                                          ---------  ---------

OPERATING REVENUES
      (including $12.7 and $20.1 from affiliates).......   $ 878.6    $ 842.2
                                                           -------    -------

OPERATING EXPENSES
     Employee costs, including benefits and taxes.......     188.7      183.4
     Depreciation and amortization......................     168.5      165.2
     Other (including $172.7 and $158.6 to affiliates)..     298.4      276.3
                                                           -------    -------
                                                             655.6      624.9
                                                           -------    -------

OPERATING INCOME........................................     223.0      217.3

OTHER EXPENSE, NET......................................       1.0        0.6

INTEREST EXPENSE
     (including $2.2 and $.6 to affiliate)..............      27.5       29.0
                                                           -------    -------

INCOME BEFORE PROVISION FOR INCOME TAXES................     194.5      187.7
PROVISION FOR INCOME TAXES..............................      79.4       78.5
                                                           -------    -------

NET INCOME..............................................   $ 115.1    $ 109.2
                                                           =======    =======


ACCUMULATED DEFICIT
     At beginning of period.............................   $(211.5)   $(210.6)
     Add:  net income...................................     115.1      109.2
                                                           -------    -------
                                                             (96.4)    (101.4)
     Deduct:  dividends.................................     138.3       93.1
              other changes.............................        .3        ---
                                                           -------    -------
     At end of period...................................   $(235.0)   $(194.5)
                                                           =======    =======




                       See Notes to Financial Statements.

                      Bell Atlantic - Pennsylvania, Inc.

                                 BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Millions)


                                     ASSETS
                                     ------


                                                  March 31,     December 31,
                                                    1996            1995
                                                  ---------     ------------

CURRENT ASSETS
Short-term investments.......................      $   28.6         $    ---
Accounts receivable:
     Trade and other, net of allowances for
          uncollectibles of $61.5 and $61.3..         565.0            584.9
     Affiliates..............................          18.5             22.0
Material and supplies........................          18.6             16.1
Prepaid expenses.............................         207.6            143.9
Deferred income taxes........................          47.0             47.4
Other........................................           5.4              3.2
                                                   --------         --------
                                                      890.7            817.5
                                                   --------         --------

PLANT, PROPERTY AND EQUIPMENT................       9,296.9          9,274.5
Less accumulated depreciation................       5,240.5          5,144.5
                                                   --------         --------
                                                    4,056.4          4,130.0
                                                   --------         --------

OTHER ASSETS.................................          46.2             67.1
                                                   --------         --------

TOTAL ASSETS.................................      $4,993.3         $5,014.6
                                                   ========         ========




                       See Notes to Financial Statements.

                      Bell Atlantic - Pennsylvania, Inc.

                                 BALANCE SHEETS
                                  (Unaudited)
                 (Dollars in Millions, Except Per Share Amount)


                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------


                                                  March 31,    December 31,
                                                     1996          1995
                                                 ------------  -------------

CURRENT LIABILITIES
Debt maturing within one year:
     Note payable to affiliate ................     $  232.5      $  197.0
     Other.....................................          1.2          36.1
Accounts payable and accrued liabilities:
     Affiliates................................        293.1         274.1
     Other.....................................        509.0         531.2
Advance billings and customer deposits.........         92.0          93.6
                                                    --------      --------
                                                     1,127.8       1,132.0
                                                    --------      --------

LONG-TERM DEBT.................................      1,432.2       1,432.2
                                                    --------      --------

EMPLOYEE BENEFIT OBLIGATIONS...................        813.6         811.1
                                                    --------      --------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes..........................         63.7          73.9
Unamortized investment tax credits.............         41.9          43.6
Other..........................................        153.7         137.9
                                                    --------      --------
                                                       259.3         255.4
                                                    --------      --------
SHAREOWNER'S INVESTMENT
Common stock - $20 par value per share.........      1,594.7       1,594.7
     Authorized shares:   80,210,000
     Outstanding shares:  79,732,681
Contributed capital............................           .7            .7
Accumulated deficit............................       (235.0)       (211.5)
                                                    --------      --------
                                                     1,360.4       1,383.9
                                                    --------      --------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT..     $4,993.3      $5,014.6
                                                    ========      ========




                       See Notes to Financial Statements.

                      Bell Atlantic - Pennsylvania, Inc.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Millions)

                                                          Three months ended
                                                               March 31,
                                                         -----------------------
                                                           1996          1995
                                                         ---------     ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES.............    $  267.1      $  271.2
                                                          --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments..................       (28.6)       (32.8)
Additions to plant, property and equipment............       (95.8)      (183.0)
Other, net............................................          .3          1.1
                                                          --------      -------
Net cash used in investing activities.................      (124.1)      (214.7)
                                                          --------      -------


CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments of borrowings and capital lease
   obligations........................................       (35.3)         (.4)
Net change in note payable to affiliate...............        35.5         61.3
Dividends paid........................................      (138.3)       (93.1)
Net change in outstanding checks drawn
   on controlled disbursement accounts................        (4.9)       (24.3)
                                                          --------      -------
Net cash used in financing activities.................      (143.0)       (56.5)
                                                          --------      -------

NET CHANGE IN CASH....................................          --           --


CASH, BEGINNING OF PERIOD.............................          --           --
                                                          --------      -------

CASH, END OF PERIOD...................................    $     --      $    --
                                                          ========      =======


                       See Notes to Financial Statements.

                       Bell Atlantic - Pennsylvania, Inc.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

1. Basis of Presentation

   The accompanying financial statements are unaudited and have been prepared by Bell Atlantic - Pennsylvania, Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The December 31, 1995 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.
In the opinion of management, these financial statements include all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations, financial position and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

2. Dividend

   On May 1, 1996, the Company declared and paid a dividend in the amount of $138.6 million to Bell Atlantic Corporation (Bell Atlantic).

3. Reclassifications

   Certain reclassifications of the prior year's data have been made to conform to 1996 classifications.

4. Subsequent Event - Proposed Bell Atlantic - NYNEX Merger

   On April 22, 1996, Bell Atlantic and NYNEX Corporation announced a proposed merger of equals pursuant to a definitive merger agreement dated April 21, 1996, that provides for the formation of a new company to be named Bell Atlantic Corporation. Under the terms of the agreement, NYNEX shareholders will receive one share in the new company for each NYNEX share owned and Bell Atlantic shareholders will receive 1.302 shares in the new company for each Bell Atlantic share owned. The merger, which is expected to qualify as a pooling of interests for accounting purposes, is subject to a number of conditions, including regulatory approvals, receipt of opinions that the merger will be tax free, and the approval of the shareholders of both Bell Atlantic and NYNEX. The transaction is expected to close within 12 months.

                       Bell Atlantic - Pennsylvania, Inc.

Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2).)

   This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements.

RESULTS OF OPERATIONS
- ---------------------

   The Company reported net income for the first quarter of 1996 of $115.1 million, compared to net income of $109.2 million for the same period in 1995.

   Items affecting the comparison of operating results between the three month periods ended March 31, 1996 and 1995 are discussed in the following sections.

OPERATING REVENUES
- ------------------
(Dollars in Millions)

For the Three Month Period Ended March 31             1996           1995
- -------------------------------------------------------------------------
Transport Services
    Local service..........................         $321.0         $304.4
    Network access.........................          241.5          226.0
    Toll service...........................          110.2          112.9
Ancillary Services
    Directory publishing...................           83.5           80.7
    Other..................................           34.4           40.1
Value-added Services.......................           88.0           78.1
                                                    ------         ------
Total......................................         $878.6         $842.2
                                                    ======         ======

TRANSPORT SERVICES OPERATING STATISTICS
- ---------------------------------------
                                                                Percentage
                                                                 Increase
                                              1996      1995    (Decrease)
- -------------------------------------------------------------------------
At March 31
- -----------
  Access Lines in Service (In thousands)
     Residence.............................  3,861     3,775          2.3%
     Business..............................  1,964     1,868          5.1
     Public................................     76        77         (1.3)
                                             -----    ------
                                             5,901     5,720          3.2
                                             =====    ======

For the Three Month Period Ended March 31
- -----------------------------------------
  Access Minutes of Use (In millions)
     Interstate............................  3,950     3,585         10.2
     Intrastate............................  1,438     1,164         23.5
                                             -----    ------
                                             5,388     4,749         13.5
                                             =====    ======

  Toll Messages (In millions)
     Intrastate............................    210       197          6.6
     Interstate............................      9         9           --
                                             -----    ------
                                               219       206          6.3
                                             =====    ======

                       Bell Atlantic - Pennsylvania, Inc.

LOCAL SERVICE REVENUES

    1996-1995                         Increase
- --------------------------------------------------------------------------------
    Three Months                  $16.6          5.5%
- --------------------------------------------------------------------------------

    Local service revenues are earned by the Company from the provision of local exchange, local private line and public telephone services.

   Higher network usage increased local service revenues during the first quarter of 1996. The increase in calling volumes principally resulted from growth in the number of access lines in service, which increased 3.2% from March 31, 1995. Revenues in the first quarter of 1996 were also higher as a result of price increases associated with the Company's revenue neutral rate change filing, which became effective on October 9, 1995. Under this filing, the Company increased certain local service rates by $19.5 million on an annual basis. These rate increases are expected to be entirely offset by price reductions in toll service revenues.


NETWORK ACCESS REVENUES

    1996-1995                         Increase
- --------------------------------------------------------------------------------
    Three Months                  $15.5          6.9%
- --------------------------------------------------------------------------------

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

   Network access revenues increased due to higher customer demand for access services, as reflected by growth in access minutes of use of 13.5% over the same period in 1995. Revenue growth from volume increases was partially offset by the net effect of price reductions under the Federal Communications Commission's
(FCC) Price Cap Plans and lower revenues from affiliated companies pursuant to an interstate revenue sharing agreement.

   The net effect of price reductions is expected to have a larger negative impact on reported revenues relative to the same period last year, in the second quarter of 1996. See also "Factors That May Impact Future Results - FCC Interim Price Cap Plan" below for a discussion of Bell Atlantic's proposed FCC price cap filing, which would become effective during the third quarter of 1996.


TOLL SERVICE REVENUES

    1996-1995                        (Decrease)
- --------------------------------------------------------------------------------
    Three Months                $(2.7)          (2.4)%
- --------------------------------------------------------------------------------

   Toll service revenues are earned from calls made outside a customer's local calling area, but within the same service area of the Company, commonly referred to as Local Access and Transport Areas (LATAs). Other toll services include 800 services, Wide Area Telephone Service (WATS) and corridor services (between southern New Jersey and Philadelphia).

   The reduction in toll service revenues was caused by company-initiated price reductions on certain toll services and increased competition for intraLATA toll and WATS services. A revenue neutral rate change filing, which became effective October 9, 1995, is expected to reduce toll service revenues by $19.5 million annually, primarily through a discount plan offering and rate reductions on certain toll services. The impact on toll service revenues resulting from the revenue neutral rate change filing is expected to be entirely offset by rate increases in local service revenues. These revenue decreases were offset, in part, by increased network usage, partially attributable to severe winter storms in early 1996. Toll message volumes increased by 6.3% over the first quarter of 1995.

                       Bell Atlantic - Pennsylvania, Inc.

   The Company expects that competition for toll services will continue in 1996. See "Factors That May Impact Future Results" below for a further discussion of toll service revenue issues.


DIRECTORY PUBLISHING REVENUES

    1996-1995                         Increase
- --------------------------------------------------------------------------------
    Three Months                  $2.8           3.5%
- --------------------------------------------------------------------------------

   Directory publishing revenues are earned primarily from local advertising and marketing services provided to businesses in White and Yellow Pages directories. Other directory publishing services include database and foreign directory marketing.

   Growth in directory publishing revenues was principally due to higher rates charged for the services. Advertising volumes continue to be negatively impacted by competition from other directory companies, as well as other advertising media.


OTHER ANCILLARY SERVICES REVENUES

    1996-1995                        (Decrease)
- --------------------------------------------------------------------------------
    Three Months                $(5.7)          (14.2)%
- --------------------------------------------------------------------------------

   Other ancillary services include billing and collection services provided to IXCs, facilities rental services provided to affiliates and non-affiliates and sales of materials and supplies to affiliates.

   Other ancillary services revenues decreased due to lower facilities rental revenues from affiliates and a reduction in billing and collection services revenues, primarily as a result of the elimination of certain services from a contract with an IXC.


VALUE-ADDED SERVICES REVENUES

    1996-1995                         Increase
- --------------------------------------------------------------------------------
    Three Months                 $9.9            12.7%
- --------------------------------------------------------------------------------

   Value-added services represent a family of services which expand the utilization of the network. These services include recent products such as voice messaging services, Caller ID and Return Call as well as more mature products such as Centrex, Touch-Tone, and other customer premises wiring and maintenance services.

   The increase in value-added services revenues during the first quarter of 1996 was primarily attributable to continued growth in the network customer base and higher demand for certain central office and voice messaging services.

                      Bell Atlantic - Pennsylvania, Inc.

OPERATING EXPENSES
- ------------------
(Dollars in Millions)

For the Three Month Period Ended March 31              1996          1995
- -------------------------------------------------------------------------
Employee costs, including benefits and taxes..       $188.7        $183.4
Depreciation and amortization.................        168.5         165.2
Other operating expenses......................        298.4         276.3
                                                     ------        ------
Total.........................................       $655.6        $624.9
                                                     ======        ======

EMPLOYEE COSTS

    1996-1995                         Increase
- --------------------------------------------------------------------------------
    Three Months                 $5.3            2.9%
- --------------------------------------------------------------------------------

   Employee costs consist of salaries, wages and other employee compensation, employee benefits and payroll taxes paid directly by the Company. Similar costs incurred by employees of Bell Atlantic Network Services, Inc. (NSI), who provide centralized services on a contract basis, are allocated to the Company and are included in other operating expenses.

   The increase in employee costs was primarily due to annual salary and wage increases, as well as increased overtime pay and repair and maintenance activity principally attributable to unusually severe weather conditions in the first quarter of 1996. These cost increases were partially offset by savings associated with lower workforce levels in 1996.


DEPRECIATION AND AMORTIZATION

    1996-1995                         Increase
- --------------------------------------------------------------------------------
    Three Months                 $3.3            2.0%
- --------------------------------------------------------------------------------

   Depreciation and amortization increased principally due to growth in depreciable telephone plant and changes in plant composition. The composite depreciation rate was 7.4% for both the first quarter of 1996 and 1995.


OTHER OPERATING EXPENSES

    1996-1995                         Increase
- --------------------------------------------------------------------------------
    Three Months                 $22.1           8.0%
- --------------------------------------------------------------------------------

   Other operating expenses consist primarily of contract services including centralized services expenses allocated from NSI, rent, network software costs, operating taxes other than income, provision for uncollectible accounts receivable and other costs.

   The increase in other operating expenses was largely attributable to higher centralized services expenses allocated from NSI. This increase was due, in part, to higher employee costs incurred in that organization as a result of the transfer of employees from the network services subsidiaries to NSI in December 1995. Additional operating costs incurred to enhance billing and operating systems, consolidate work activities and market value-added services also contributed to the increase in centralized services expenses. First quarter 1996 other operating expenses were also higher due to the timing of network software purchases. These increases were partially offset by a reduction in the provision for uncollectible accounts receivable.

                       Bell Atlantic - Pennsylvania, Inc.

OTHER EXPENSE, NET

    1996-1995                         Increase
- --------------------------------------------------------------------------------
    Three Months                         $.4
- --------------------------------------------------------------------------------

    The change in other expense, net was attributable to higher nonoperating costs incurred in the first quarter of 1996.


INTEREST EXPENSE

    1996-1995                        (Decrease)
- --------------------------------------------------------------------------------
    Three Months                $(1.5)          (5.2)%
- --------------------------------------------------------------------------------

    Interest expense decreased principally due to lower interest rates on refinanced long-term debt. This decrease was partially offset by a reduction in capitalized interest costs and additional interest expense resulting from higher levels of average short-term debt in the first quarter of 1996.


PROVISION FOR INCOME TAXES

    1996-1995                         Increase
- --------------------------------------------------------------------------------
    Three Months                $.9              1.1%
- --------------------------------------------------------------------------------


EFFECTIVE INCOME TAX RATES

    For the Three Months Ended March 31
- --------------------------------------------------------------------------------
    1996                       40.8%
- --------------------------------------------------------------------------------
    1995                       41.8%
- --------------------------------------------------------------------------------

    The Company's effective income tax rate was lower in the first quarter of 1996 due to a reduction in the state income tax rate, which was implemented in the second quarter of 1995.


FACTORS THAT MAY IMPACT FUTURE RESULTS
- --------------------------------------

Federal Legislation

   The Telecommunications Act of 1996 (the Act) became effective on February 8, 1996 and replaces the Modification of Final Judgment (MFJ). In general, the Act includes provisions that would open the Company's local exchange market to competition and would permit local exchange carriers, such as the Company, upon meeting certain conditions, to provide interLATA services (long distance) and video programming and to engage in manufacturing. However, the ability of the Company to engage in businesses previously prohibited by the MFJ is largely dependent on satisfying certain conditions contained in the Act and regulations promulgated thereunder. The following is a brief discussion regarding certain provisions of the Act.

    With regard to the rules governing competition in the interLATA market, the Act takes a two-fold approach. Effective February 8, 1996, Bell Atlantic is permitted to apply for approval to offer interLATA services outside of the geographic region in which it currently operates as a local exchange carrier. Bell Atlantic has announced its plans to offer such services in several states. In addition, Bell Atlantic's wireless businesses are now permitted to offer interLATA services without having to comply with the conditions imposed in waivers granted under the MFJ.

    Secondly, within Bell Atlantic's geographic region, each of the telephone subsidiaries, including the Company, must demonstrate to the FCC that it has satisfied certain requirements in order to be permitted to offer interLATA services within its jurisdiction. Among the requirements with which the Company must comply is a 14-point "competitive checklist" which is aimed

                       Bell Atlantic - Pennsylvania, Inc.

at ensuring that competitors have the ability to connect to the Company's network. The Company must also demonstrate to the FCC that its entry into the interLATA market would be in the public interest.

   The Act also imposes specific requirements on the Company that are intended to promote competition in the local exchange markets. These requirements include the duty to: (i) provide interconnection to any other carrier for the transmission and routing of telephone exchange service at any technically feasible point; (ii) provide unbundled access to network elements at any technically feasible point; (iii) provide retail services at wholesale prices for resale; (iv) establish reciprocal compensation arrangements for the origination and termination of telecommunications; and (v) provide physical collocation.

   No definitive prediction can be made as to the specific impact of the Act on the business or financial condition of the Company. The financial impact on the Company will be dependent on several factors, including the timing, extent and success of competition in the Company's markets and the timing, extent and success of the Company's pursuit of new business opportunities resulting from the Act.

Competition

   IntraLATA Toll Services

   Competition to offer intrastate intraLATA toll services is currently permitted in the Company's jurisdiction. Increased competition from IXCs has resulted in a decline in several components of the Company's toll service revenues.

   Currently, intraLATA toll calls are completed by the Company unless the customer dials a five-digit access code. Presubscription for intraLATA toll services would enable customers to make intraLATA toll calls using another carrier without having to dial the five-digit access code.

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

   During 1995, the Pennsylvania Public Utility Commission (PUC) conducted proceedings to determine whether, and under what conditions, to authorize presubscription. On December 14, 1995, the PUC issued an order directing the implementation of presubscription within eighteen months of that order. However, the order stated that a reasonable effort should be made to coordinate implementation of presubscription with the Company's entry into the interLATA market in Pennsylvania. Implementation of presubscription for intraLATA toll services could have a material negative impact on toll service revenues, especially if the Company is not permitted contemporaneously to offer interLATA services. The ability to offset the impact of presubscription will depend, in part, upon how quickly the Company meets the requirements of the "competitive checklist."

   Local Exchange Services

   The ability to offer local exchange services has historically been subject to regulation by the PUC. In 1995, four applications from competitors to provide local exchange services were approved by the PUC. The Act is expected to significantly increase the level of competition in the Company's local exchange market. However, increased competition in the local exchange market will facilitate FCC approval of the Company's entry into the interLATA markets.

FCC Interim Price Cap Plan

   On April 2, 1996, Bell Atlantic filed its Annual Access Tariff Filing of Interstate Rates, as required by the FCC's Interim Price Cap Plan. In the filing, Bell Atlantic selected the 5.3% Productivity Factor for the July 1996 to June 1997 tariff period. Companies selecting the 5.3% Productivity Factor are not required to share earnings in excess of allowed rates of return. The reduction in the price cap index resulting from the 5.3% Productivity Factor was more than offset by the reversal of prior year exogenous rate reductions and the FCC's partial annulment of ratemaking requirements related to the Company's adoption of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The rates included in the April 2, 1996 filing propose actual price increases for the Company totaling approximately $5 million on an annual basis, which would become effective July 1, 1996.

                       Bell Atlantic - Pennsylvania, Inc.

   In 1995, Bell Atlantic filed an appeal with the Court of Appeals for the D.C. Circuit for review of the FCC's Interim Price Cap Plan. On March 29, 1996, the U.S. Court of Appeals denied Bell Atlantic's petition.

   By the end of 1996, Bell Atlantic expects the FCC to replace the Interim Price Cap Plan for interstate access charges with a revised price cap plan.


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

   Subsequent Event - Proposed Bell Atlantic - NYNEX Merger

   On April 22, 1996, Bell Atlantic and NYNEX Corporation announced a proposed merger of equals pursuant to a definitive merger agreement dated April 21, 1996, that provides for the formation of a new company to be named Bell Atlantic Corporation. Under the terms of the agreement, NYNEX shareholders will receive one share in the new company for each NYNEX share owned and Bell Atlantic shareholders will receive 1.302 shares in the new company for each Bell Atlantic share owned. The merger, which is expected to qualify as a pooling of interests for accounting purposes, is subject to a number of conditions, including regulatory approvals, receipt of opinions that the merger will be tax free, and the approval of the shareholders of both Bell Atlantic and NYNEX. The transaction is expected to close within 12 months.

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

   As of March 31, 1996, the Company had $166.1 million of an unused line of credit with an affiliate, Bell Atlantic Network Funding Corporation. In addition, the Company had $300.0 million remaining under a shelf registration statement filed with the Securities and Exchange Commission for the issuance of unsecured debt securities.

   The Company's debt ratio was 55.0% at March 31, 1996, compared to 54.6% at December 31, 1995.

   On May 1, 1996, the Company declared and paid a dividend in the amount of $138.6 million to Bell Atlantic Corporation.

                        Bell Atlantic - Pennsylvania, Inc.

                          PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

           For background concerning the Company's contingent liabilities under the Plan of Reorganization governing the divestiture by AT&T Corp. (formerly American Telephone and Telegraph Company) of certain assets of the former Bell System Operating Companies with respect to private actions relating to pre-divestiture events, including pending antitrust cases, see Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


Item 6.    Exhibits and Reports on Form 8-K


           (a)  Exhibits:

                Exhibit Number

                27 Financial Data Schedule


           (b) There were no Current Reports on Form 8-K filed during the quarter ended March 31, 1996.

                       Bell Atlantic - Pennsylvania, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    BELL ATLANTIC - PENNSYLVANIA, INC.



Date:  May 8, 1996                  By  /s/  William C. Tomlinson
                                       ----------------------------------
                                             William C. Tomlinson
                                             Chief Financial Officer
                                             and Controller



       UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MAY 3, 1996.