Form 10-Q
period 1997-06-30
BELL ATLANTIC PENNSYLVANIA INC
filed 1997-08-08
CIK 11107

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                             ---------------------

                                   FORM 10-Q

                             ---------------------


    (Mark one)

       [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1997

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
                             (Dollars in Millions)

                                                                              Three months ended           Six months ended
                                                                                    June 30,                    June 30,
                                                                            ----------------------      ----------------------
                                                                              1997          1996          1997          1996
                                                                            --------      --------      --------      --------

OPERATING REVENUES (including $11.6, $12.8, $22.8
     and $25.7 from affiliates).........................................    $  836.7      $  873.2      $1,661.3      $1,745.5
                                                                            --------      --------      --------      --------

OPERATING EXPENSES
     Employee costs, including benefits and taxes.......................       161.6         179.8         326.1         368.5
     Depreciation and amortization......................................       167.2         169.2         331.6         337.7
     Other (including $174.8, $182.1, $342.8 and
          $357.4 to affiliates).........................................       287.6         311.8         572.2         605.4
                                                                            --------      --------      --------      --------
                                                                               616.4         660.8       1,229.9       1,311.6
                                                                            --------      --------      --------      --------

OPERATING INCOME........................................................       220.3         212.4         431.4         433.9

OTHER INCOME AND EXPENSE, NET...........................................          .5           (.8)          (.4)         (1.8)

INTEREST EXPENSE (including $4.1, $3.5, $7.3
     and $5.7 to affiliate).............................................        29.1          29.0          57.0          56.5
                                                                            --------      --------      --------      --------

Income Before Provision for Income Taxes and
     Cumulative Effect of Change in Accounting Principle................       191.7         182.6         374.0         375.6
PROVISION FOR INCOME TAXES..............................................        76.2          76.1         149.8         154.9
                                                                            --------      --------      --------      --------

Income Before Cumulative Effect of Change
     in Accounting Principle............................................       115.5         106.5         224.2         220.7

CUMULATIVE EFFECT OF CHANGE IN
     ACCOUNTING PRINCIPLE
     Directory Publishing, Net of Tax...................................         ---           ---           ---          49.6
                                                                            --------      --------      --------      --------

NET INCOME..............................................................    $  115.5      $  106.5      $  224.2      $  270.3
                                                                            ========      ========      ========      ========


ACCUMULATED DEFICIT
     At beginning of period.............................................    $ (300.6)     $ (186.3)     $ (251.1)     $ (211.5)
     Add:  net income...................................................       115.5         106.5         224.2         270.3
                                                                            --------      --------      --------      --------
                                                                              (185.1)        (79.8)        (26.9)         58.8
     Deduct:  dividends.................................................       102.3         138.6         236.1         276.9
              other changes.............................................          .9           ---          25.3            .3
                                                                            --------      --------      --------      --------
     At end of period...................................................    $ (288.3)     $ (218.4)     $ (288.3)     $ (218.4)
                                                                            ========      ========      ========      ========


                       See Notes to Financial Statements.

                      Bell Atlantic - Pennsylvania, Inc.

                                BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Millions)


                                     ASSETS
                                     ------


                                               June 30,  December 31,
                                                 1997        1996
                                               --------  ------------

CURRENT ASSETS
Short-term investments.......................  $   47.7      $   73.3
Accounts receivable:
     Trade and other, net of allowances for
          uncollectibles of $56.4 and $65.1..     619.3         740.8
     Affiliates..............................      10.6           9.4
Material and supplies........................      20.7          15.8
Prepaid expenses.............................      68.0          70.4
Deferred income taxes........................      52.7          37.0
Other........................................       2.8           4.7
                                               --------      --------
                                                  821.8         951.4
                                               --------      --------

PLANT, PROPERTY AND EQUIPMENT................   9,608.9       9,416.8
Less accumulated depreciation................   5,605.5       5,404.4
                                               --------      --------
                                                4,003.4       4,012.4
                                               --------      --------

OTHER ASSETS.................................      54.2          56.8
                                               --------      --------

TOTAL ASSETS.................................  $4,879.4      $5,020.6
                                               ========      ========




                       See Notes to Financial Statements.

                      Bell Atlantic - Pennsylvania, Inc.

                                BALANCE SHEETS
                                  (Unaudited)
                (Dollars in Millions, Except Per Share Amount)


                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------


                                                 June 30,   December 31,
                                                   1997         1996
                                                 --------   ------------

CURRENT LIABILITIES
Debt maturing within one year:
     Note payable to affiliate ................  $  278.2       $  215.1
     Other.....................................     176.3          176.2
Accounts payable and accrued liabilities:
     Affiliates................................     293.7          357.8
     Other.....................................     456.9          524.1
Advance billings and customer deposits.........      71.8           71.5
                                                 --------       --------
                                                  1,276.9        1,344.7
                                                 --------       --------

LONG-TERM DEBT.................................   1,256.1        1,256.6
                                                 --------       --------

EMPLOYEE BENEFIT OBLIGATIONS...................     777.3          802.4
                                                 --------       --------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes..........................      76.1           82.1
Unamortized investment tax credits.............      34.5           36.9
Other..........................................     151.4          153.6
                                                 --------       --------
                                                    262.0          272.6
                                                 --------       --------
SHAREOWNER'S INVESTMENT
Common stock - $20 par value per share.........   1,594.7        1,594.7
     Authorized shares:   80,210,000
     Outstanding shares:  79,732,681
Contributed capital............................        .7             .7
Accumulated deficit............................    (288.3)        (251.1)
                                                 --------       --------
                                                  1,307.1        1,344.3
                                                 --------       --------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT..  $4,879.4       $5,020.6
                                                 ========       ========



                       See Notes to Financial Statements.

                      Bell Atlantic - Pennsylvania, Inc.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Millions)

                                                            Six months ended
                                                                June 30,
                                                          --------------------
                                                            1997        1996
                                                          --------    --------

NET CASH PROVIDED BY OPERATING ACTIVITIES...........      $  487.0    $  449.9
                                                          --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments................          25.6       (21.5)
Additions to plant, property and equipment..........        (341.8)     (207.4)
Other, net..........................................          14.2        22.0
                                                          --------    --------
Net cash used in investing activities...............        (302.0)     (206.9)
                                                          --------    --------


CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments of borrowings and capital
     lease obligations..............................           (.6)      (35.5)
Net change in note payable to affiliate.............          63.1        60.3
Dividends paid......................................        (236.1)     (276.9)
Net change in outstanding checks drawn
     on controlled disbursement accounts............         (11.4)        9.1
                                                          --------    --------
Net cash used in financing activities...............        (185.0)     (243.0)
                                                          --------    --------


NET CHANGE IN CASH..................................           ---         ---


CASH, BEGINNING OF PERIOD...........................           ---         ---
                                                          --------    --------

CASH, END OF PERIOD.................................      $    ---    $    ---
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

2.   DIVIDEND

     On August 1, 1997, the Company declared and paid a dividend in the amount of $114.9 million to Bell Atlantic Corporation (Bell Atlantic).

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

     Revenues and direct expenses related to the Company's directory publishing activities transferred were approximately $143 million and $62 million, respectively, for the six month period ended June 30, 1996. The Company does not separately identify indirect expenses attributable to the directory publishing activities, including expenses related to billing and data management and processing services, legal, external affairs, depreciation, interest expense and any corresponding tax expense.

4.   PROPOSED BELL ATLANTIC - NYNEX MERGER

     Bell Atlantic and NYNEX Corporation announced a proposed merger of equals under a definitive merger agreement entered into on April 21, 1996 and amended on July 2, 1996. At special meetings held in November 1996, stockholders of both companies approved the merger. The completion of the merger is subject to the Federal Communications Commission's approval, which is expected to be received shortly.

                      Bell Atlantic - Pennsylvania, Inc.

Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2).)

     This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements.

RESULTS OF OPERATIONS
---------------------

     The Company reported net income of $224.2 million for the six month period ended June 30, 1997, compared to net income of $270.3 million for the same period in 1996.

Transfer of Directory Publishing Activities
--------------------------------------------------------------------------------

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

     Revenues and direct expenses related to the Company's directory publishing activities transferred were approximately $143 million and $62 million, respectively, for the six month period ended June 30, 1996. The Company does not separately identify indirect expenses attributable to the directory publishing activities, including expenses related to billing and data management and processing services, legal, external affairs, depreciation, interest expense and any corresponding tax expense.

     Effective January 1, 1997, revenues from directory publishing activities transferred are no longer earned, and the related expenses are no longer incurred, by the Company. Certain other revenues, primarily fees for non-publication of telephone numbers and multiple white page listings continue to be earned by the Company. Additionally, contracts between the Company and another affiliate of Bell Atlantic for billing and collection services related to the directory activities, use of directory listings, and rental charges have created new revenue sources for the Company.

Cumulative Effect of Change in Accounting - Directory Publishing
--------------------------------------------------------------------------------

     The Company changed its method of accounting for directory publishing revenues and expenses, effective January 1, 1996. The Company adopted the point-of-publication method, which requires directory revenues and expenses to be recognized upon publication rather than over the lives of the directories. The Company recorded an after-tax increase in income of $49.6 million in the first quarter of 1996, representing the cumulative effect of this accounting change. Results of operations for the first three quarters of 1996 were restated to reflect the impact of this change.

--------------------------------------------------------------------------------

Certain other items affecting the comparison of the Company's results of operations for the six month periods ended June 30, 1997 and 1996 are discussed in the following sections. This Management's Discussion and Analysis should also be read in conjunction with the Company's 1996 Annual Report on Form 10-K.

                      Bell Atlantic - Pennsylvania, Inc.


OPERATING REVENUES
------------------
(Dollars in Millions)

Six Month Period Ended June 30                           1997              1996
--------------------------------------------------------------------------------
Transport services
    Local service..........................           $  676.6          $  646.8
    Network access.........................              497.0             476.8
    Toll service...........................              208.4             215.5
Ancillary services
    Directory publishing...................               15.1             156.7
    Other..................................               70.4              73.6
Value-added services.......................              193.8             176.1
                                                      --------          --------
Total......................................           $1,661.3          $1,745.5
                                                      ========          ========


TRANSPORT SERVICES OPERATING STATISTICS
---------------------------------------
                                                                      Percentage
                                                                       Increase
                                               1997       1996        (Decrease)
--------------------------------------------------------------------------------

At June 30
----------
  Access Lines in Service (in thousands)*
    Residence..............................   3,962      3,862              2.6%
    Business...............................   2,067      1,990              3.9
    Public.................................      75         76             (1.3)
                                             ------     ------
                                              6,104      5,928              3.0
                                             ======     ======

Six Month Period Ended June 30
------------------------------
  Access Minutes of Use (in millions)
    Interstate.............................   8,280      8,181              1.2
    Intrastate.............................   2,982      2,914              2.3
                                             ------     ------
                                             11,262     11,095              1.5
                                             ======     ======

  Toll Messages (in millions)
    Intrastate.............................     417        420              (.7)
    Interstate.............................      17         18             (5.6)
                                             ------     ------
                                                434        438              (.9)
                                             ======     ======

* 1996 reflects a restatement of access lines in service


LOCAL SERVICE REVENUES

     1997-1996                         Increase
--------------------------------------------------------------------------------
     Six Months              $29.8               4.6%
--------------------------------------------------------------------------------

     Local service revenues are earned by the Company from the provision of local exchange, local private line and public telephone (pay phone) services.

     Higher usage of the Company's network facilities was the primary reason for the increase in local service revenues in the first six months of 1997. This growth was generated by an increase in access lines in service of 3.0% from June 30, 1996. This access line growth primarily reflects higher demand for Centrex services and an increase in second residential lines. Higher revenues from private line and switched data services also contributed to the revenue growth in 1997.

                      Bell Atlantic - Pennsylvania, Inc.

     Local service revenues in 1997 were also higher as a result of the impact of the Company's rate rebalancing plan, which is a revenue neutral filing that provides for increases in certain revenue categories with offsetting decreases in other revenue categories. A specific component of this plan, which became effective on May 1, 1997, increased revenues from the dial-tone charge by approximately $10 million (included in local service revenues) with a corresponding reduction in revenues from the elimination of the Touch-Tone line charge (included in value-added services revenues).

     For a discussion of the Telecommunications Act of 1996, which will open the local exchange market to competition, see "Factors That May Impact Future Results" beginning on page 12.


NETWORK ACCESS REVENUES


     1997-1996                         Increase
--------------------------------------------------------------------------------
     Six Months              $20.2               4.2%
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

     Network access revenues increased in the first six months of 1997 principally due to higher customer demand as reflected by growth in access minutes of use of 1.5% from June 30, 1996. Volume growth was boosted by the expansion of the business market, particularly for high capacity services. Higher end-user revenues attributable to an increase in access lines in service also contributed to revenue growth in 1997. This volume-related growth was partially offset by net price reductions, principally for intrastate switched access services. Reported growth in access minutes of use and revenues was negatively affected by increased calling volumes during the first quarter of 1996 caused by severe winter storms.

     Effective July 1, 1997, the Company implemented price decreases of approximately $58.3 million on an annual basis for interstate services, in connection with the Federal Communications Commission's (FCC) price cap plan. It is expected that these price decreases will be partially offset by volume increases. For a further discussion of FCC rulemakings concerning price caps, access charges and universal service, see "Factors That May Impact Future Results - Recent Developments - FCC Orders" beginning on page 13.


TOLL SERVICE REVENUES

     1997-1996                         (Decrease)
--------------------------------------------------------------------------------
     Six Months              $(7.1)             (3.3)%
--------------------------------------------------------------------------------

     Toll service revenues are earned primarily from calls made outside a customer's local calling area, but within the same service area of the Company, referred to as a Local Access and Transport Area (LATA). Other toll services include 800 services, Wide Area Telephone Service (WATS), and corridor services (between LATAs in southern New Jersey and Philadelphia).

     The impact of increased competition for intraLATA toll, WATS and private line services on toll message volumes and company-initiated price reductions both contributed to the reduction in toll service revenues in 1997. Toll message volumes, which declined by .9% in 1997 as compared to 1996, were also negatively affected by storm-driven usage in the first quarter of 1996. The Company's price reductions, which included expanded toll calling plans, were implemented as part of its response to competition.

     The Company believes that competition for toll services, including the introduction of presubscription for intraLATA toll services in the third quarter of 1997, will continue to impact future revenue trends. See "Factors That May Impact Future Results - Competition - IntraLATA Toll Services" on page 14 for a further discussion of presubscription.

                      Bell Atlantic - Pennsylvania, Inc.

DIRECTORY PUBLISHING REVENUES

     1997-1996                         (Decrease)
--------------------------------------------------------------------------------
     Six Months              $(141.6)            (90.4)%
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

     The decrease in directory publishing revenues in the first six months of 1997 was principally due to the transfer of directory publishing activities.


OTHER ANCILLARY SERVICES REVENUES

     1997-1996                         (Decrease)
--------------------------------------------------------------------------------
     Six Months              $(3.2)              (4.3)%
--------------------------------------------------------------------------------

     The Company provides other ancillary services which include billing and collection services for long distance carriers, facilities rental services for affiliates and non-affiliates, and sales of materials and supplies to affiliates.

     The reduction in other ancillary services revenues in the first six months of 1997 was principally caused by lower facilities rental revenues from affiliates. An increase in billing and collection revenues in 1997 partially offset this decrease in other ancillary services revenues.

VALUE-ADDED SERVICES REVENUES

     1997-1996                          Increase
--------------------------------------------------------------------------------
     Six Months              $17.7               10.1%
--------------------------------------------------------------------------------

     Value-added services are a family of services which expand the utilization of the network. These services include products such as voice messaging services, Caller ID, Call Waiting, and Return Call, as well as more mature products and customer premises wiring and maintenance services.

     Revenue growth from value-added services is principally the result of increased marketing and promotional efforts which have stimulated customer demand and usage. Demand for these services also has been fueled by the introduction of new and enhanced optional features. Revenues in 1997 were reduced by the impact of the Company's rate rebalancing plan, as described earlier.

                      Bell Atlantic - Pennsylvania, Inc.


OPERATING EXPENSES
------------------
(Dollars in Millions)

Six Month Period Ended June 30                     1997                    1996
--------------------------------------------------------------------------------
Employee costs, including benefits and taxes..  $  326.1                $  368.5
Depreciation and amortization.................     331.6                   337.7
Other operating expenses......................     572.2                   605.4
                                                --------                --------
Total.........................................  $1,229.9                $1,311.6
                                                ========                ========

EMPLOYEE COSTS

     1997-1996                         (Decrease)
--------------------------------------------------------------------------------
     Six Months              $(42.4)             (11.5)%
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

     The decrease in employee costs was primarily due to lower benefit costs. The reduction in benefit costs was caused by a number of factors, including an increase in the discount rate used to develop pension and postretirement benefit costs, favorable pension plan asset returns and lower than expected medical claims. The Company expects the lower level of benefit costs to continue through the third quarter of 1997. A decline in the level of employee costs incurred for repair and maintenance activity also contributed to the expense reduction in 1997. This decline was partially due to the impact of the severe weather experienced in the first quarter of 1996 which caused a higher level of costs to be expensed during that period. These cost reductions were partially offset by annual salary and wage increases and by higher overtime pay and the effect of increased work force levels principally as a result of higher business volumes.


DEPRECIATION AND AMORTIZATION

     1997-1996                         (Decrease)
--------------------------------------------------------------------------------
     Six Months              $(6.1)              (1.8)%
--------------------------------------------------------------------------------

     The Company uses the composite group remaining life method to depreciate plant assets. Under this method, the Company periodically revises depreciation rates based on a number of factors. The composite depreciation rate was 7.1% for the six month period ended June 30, 1997 compared to 7.4% for the same period in 1996.

     Depreciation and amortization decreased in the first six months of 1997 principally due to the effect of lower rates of depreciation and amortization. This decrease was offset, in part, by growth in depreciable telephone plant.


OTHER OPERATING EXPENSES

     1997-1996                         (Decrease)
--------------------------------------------------------------------------------
     Six Months              $(33.2)             (5.5)%
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

                      Bell Atlantic - Pennsylvania, Inc.

     The decrease in other operating expenses was largely attributable to the transfer of directory publishing activities and the timing of network software purchases. These decreases were partially offset by higher costs for rent and contract services. The decrease in other operating expenses was further offset by higher centralized services expenses allocated from NSI. The rise in centralized services expenses was primarily due to higher rent expense and higher marketing and advertising costs, partially offset by lower benefit costs and lower software and systems costs.


OTHER INCOME AND EXPENSE, NET

     1997-1996                         Increase
--------------------------------------------------------------------------------
     Six Months                          $1.4
--------------------------------------------------------------------------------

     The change in other income and expense, net, was attributable to additional interest income primarily resulting from the purchase of short-term investments in December 1996 to prefund a trust for the payment of certain employee benefits.


INTEREST EXPENSE

     1997-1996                         Increase
--------------------------------------------------------------------------------
     Six Months              $.5                 .9%
--------------------------------------------------------------------------------

     Interest expense increased principally due to higher levels of average short-term debt in the first six months of 1997. This increase was substantially offset by higher capitalized interest costs resulting from higher levels of telephone plant under construction.


EFFECTIVE INCOME TAX RATES

     Six Months Ended June 30
--------------------------------------------------------------------------------
     1997                                40.1%
--------------------------------------------------------------------------------
     1996                                41.2%
--------------------------------------------------------------------------------

     The effective income tax rate is the provision for income taxes as a percentage of income before provision for income taxes and cumulative effect of change in accounting principle. The Company's effective income tax rate was lower in the first six months of 1997 principally due to prior period adjustments recorded in 1997.


FINANCIAL CONDITION
-------------------

     The Company uses the net cash generated from operations and from external financing to fund capital expenditures for network expansion and modernization, and pay dividends. While current liabilities exceeded current assets at both June 30, 1997 and December 31, 1996, the Company's sources of funds, primarily from operations and, to the extent necessary, from readily available financing arrangements with an affiliate, are sufficient to meet ongoing operating requirements. Management expects that presently foreseeable capital requirements will continue to be financed primarily through internally generated funds. Additional debt may be needed to fund development activities or to maintain the Company's capital structure to ensure financial flexibility.

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

                      Bell Atlantic - Pennsylvania, Inc.

nonperformance by counterparties to the contracts. The Company manages that credit risk by limiting its exposure to any one financial institution and by monitoring its counterparties' credit ratings. The Company believes the risk of loss due to nonperformance by counterparties is remote and that any losses would not be material to its financial condition or results of operations.

     As of June 30, 1997, the Company had $221.8 million of an unused line of credit with an affiliate, Bell Atlantic Network Funding Corporation. In addition, the Company had $300.0 million remaining under a shelf registration statement filed with the Securities and Exchange Commission for the issuance of unsecured debt securities.

     The Company's debt ratio was 56.7% as of June 30, 1997, compared to 55.1% as of June 30, 1996 and 55.1% as of December 31, 1996.

     On August 1, 1997, the Company declared and paid a dividend in the amount of $114.9 million to Bell Atlantic.


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

     A U.S. Court of Appeals recently found that the FCC unlawfully attempted to preempt state authority in implementing key provisions of the Act. It also found that several particularly objectionable provisions of the FCC's rules were inconsistent with the statutory requirements. In particular, it affirmed that states have exclusive jurisdiction over the pricing of interconnection elements and that the FCC could not lawfully allow competitors to "pick and choose" isolated terms out of negotiated interconnection agreements. This decision should not delay the advent of local competition, since, under the previous stay of the FCC's rules, a number of interconnection agreements have been concluded and the Pennsylvania Public Utility Commission (PUC) has adopted pricing and other standards for local interconnection.

     Pursuant to the Act, in December 1996, the Company filed its "Statement of Generally Available Terms and Conditions for Interconnection, Unbundled Network Elements, Ancillary Services and Resale of Telecommunications Services" with the PUC. In March 1997, the PUC permitted this filing to become effective. On July 10, 1997, the PUC voted to adopt permanent rates for all unbundled network elements required by the Act and resolved many additional technical and operational issues.

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

                      Bell Atlantic - Pennsylvania, Inc.

Recent Developments - FCC Orders

     On May 7, 1997, the FCC adopted orders to reform the interstate access charge system, to modify its price cap system and to implement the "universal service" requirements of the Act. While there are additional decisions pending on Universal Service and Access Reform, based on the decisions to date the Company does not believe that these proceedings will result in a material adverse impact on its results of operations or financial condition.

     Access Charges

     Access charges are the rates long distance carriers pay for use and availability of the Company's facilities for the origination and termination of interstate interLATA service. On May 7, 1997, the FCC adopted changes to the tariff structures it has prescribed for such charges in order to permit the Company to recover its costs through rates which reflect the manner in which those costs are incurred. As of January 1, 1998, the FCC will require, in general, that interstate costs of the Company which do not vary based on usage be recovered from long distance carriers through flat rate charges, and those interstate costs that do vary based on usage be recovered from long distance carriers through usage-based rates. In addition, the FCC will require establishment of separate usage-based charges for originating and for terminating interstate interLATA traffic.

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

     Price Caps

     The FCC also adopted modifications to its price cap rules that affect access rate levels. Under the FCC's price cap rules, the Company's price cap index is adjusted annually by an inflation index (GDP-PI) less a fixed percentage intended to reflect increases in productivity (Productivity Factor). In the prior year, the Company's Productivity Factor was 5.3%. Effective July 1, 1997, the FCC created a single Productivity Factor for all price cap companies of 6.5%, and eliminated requirements to share a portion of future interstate earnings. The FCC required that rates be set as if the higher Productivity Factor had been in effect since July 1996. Any local exchange company that earns a rate of return on its interstate services of less than 10.25% in any calendar year will be permitted to increase its interstate rates in the following year. The FCC also ordered elimination of recovery for amortized costs associated with reconfiguration of the Company's network to provide equal access to facilities for all long distance carriers.

     On June 30, 1997, Bell Atlantic made its Annual Access Tariff Filing of Interstate Rates, which became effective on July 1, 1997. The rates included in the filing resulted in annual price decreases for the Company totaling approximately $58.3 million, of which $13.7 million is a result of one-time adjustments which will only be in effect until July 1998.

     The FCC is expected to adopt an order later this year to address the conditions under which the FCC would relax or remove existing access rate structure requirements and price cap restrictions as increased local market competition develops. The Company is unable to predict the results of this further proceeding.

     Universal Service

     The FCC also adopted rules designed to preserve "universal service" by ensuring that a basket of designated services are widely available and affordable to all customers, including low-income customers and customers in areas that are expensive to serve. The FCC's universal service support will approximate $1.5 billion for high cost areas pending completion of further FCC proceedings. By the third quarter of 1998, the FCC, in conjunction with the Federal-State Joint Board on Universal Service, will determine the methodology for determining high cost areas for non-rural carriers, the proper amount of federal universal service support for high cost areas, and how to assess the appropriate level of federal financial support required to continue to ensure affordable local telephone service. Any new high cost universal service support mechanism will become effective January 1, 1999.

                      Bell Atlantic - Pennsylvania, Inc.

     The FCC also adopted rules to implement the Act's requirements to provide discounted telecommunications services to schools and libraries, beginning January 1, 1998, and to ensure that not-for-profit rural health care providers have access to such services at rates comparable to those charged their urban counterparts.

     All telecommunications carriers will be required to contribute funding for these universal service programs. The federal universal service funding needs as of January 1, 1998 will require the Company to contribute approximately 1% to 2% of its revenues for high cost and low income subsidies. The Company will also be contributing about 5% for schools, libraries and not-for-profit health care. The Company will, however, be afforded the opportunity to recover its universal service contributions through higher interstate charges to long distance carriers and end users.

Competition

     IntraLATA Toll Services

     IntraLATA toll services are calls that originate and terminate within the same LATA, but cover a greater distance than a local call. These services are generally regulated by the PUC rather than federal authorities. The PUC permits other carriers to offer intrastate intraLATA toll services in the Company's jurisdiction.

     On July 31, 1997, the Company implemented presubscription as required by the PUC. Presubscription enables customers to make intraLATA toll calls using a competing carrier without having to dial an access code. Prior to the implementation of presubscription, these toll calls were completed by the Company unless the customer dialed a code to access another carrier.

     Implementation of presubscription for intraLATA toll services could have a material negative effect on toll service revenues, especially since Bell Atlantic is not permitted to offer long distance services at this time. Bell Atlantic expects to petition the FCC for permission to enter the in-region long distance market in one or more states in its jurisdiction in 1997. Bell Atlantic is unable to predict when it will receive such permission. The adverse impact on toll service revenues is expected to be partially offset by an increase in intraLATA access revenues.

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

     In 1996, the PUC approved, with certain modifications, the Company's plan to rebalance and restructure rates on a revenue neutral basis. This plan provides for increases to specific revenue categories with offsetting decreases in other categories. The Company implemented new rates in January, May and June 1997.

                      Bell Atlantic - Pennsylvania, Inc.

OTHER MATTERS
-------------

     Proposed Bell Atlantic - NYNEX Merger

     Bell Atlantic and NYNEX Corporation (NYNEX) announced a proposed merger of equals under a definitive merger agreement entered into on April 21, 1996 and amended on July 2, 1996. At special meetings held in November 1996, stockholders of both companies approved the merger. The completion of the merger is subject to the FCC's approval, which is expected to be received shortly. In connection with the FCC's review of the proposed merger, Bell Atlantic and NYNEX submitted a list of commitments they will follow to assure competition in their local exchange markets. The Company does not expect these commitments to have a material impact on its results of operations or financial condition.

     As a result of the merger, Bell Atlantic will incur special transition and integration costs in connection with completing the transaction and integrating the operations of Bell Atlantic and NYNEX. It is anticipated that the Company will bear a portion of the transition and integration costs.

     Bell Atlantic also expects to recognize recurring expense savings following completion of the merger as a result of consolidating operating systems and other administrative functions and reducing management positions. It is anticipated that the Company will recognize a portion of these savings.

     Cautionary Statement Concerning Forward-Looking Statements

     Information contained above with respect to the expected financial impact of the proposed merger, and other statements in this Management's Discussion and Analysis regarding expected future events and financial results, are forward-looking and subject to risks and uncertainties. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

     The following important factors could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements: (i) materially adverse changes in economic conditions in the markets served by the Company; (ii) a significant further delay in the expected closing of the merger; (iii) the final outcome of FCC rulemakings with respect to interconnection agreements, access charge reform and universal service; (iv) future state regulatory actions in the Company's operating area; and (v) the extent, timing and success of competition from others in the local telephone and toll service markets.

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


Item 6.   Exhibits and Reports on Form 8-K


          (a)  Exhibits:

               Exhibit Number

               27 Financial Data Schedule.


          (b) There were no Current Reports on Form 8-K filed during the quarter ended June 30, 1997.

                      Bell Atlantic - Pennsylvania, Inc.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                BELL ATLANTIC - PENNSYLVANIA, INC.



Date:  August 8, 1997           By  /s/ Edwin F. Hall
                                   --------------------------------
                                        Edwin F. Hall
                                        Chief Financial Officer
                                        and Controller



     UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF AUGUST 5, 1997.