Form 10-Q
period 1998-03-31
BELL ATLANTIC PENNSYLVANIA INC
filed 1998-05-11
CIK 11107

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q


  (Mark one)
     [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1998

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


                           -------------------------



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

================================================================================

                      Bell Atlantic - Pennsylvania, Inc.

------------------------------------
Part I - Financial Information
------------------------------------

Item 1.  Financial Statements
--------------------------------------------------------------------------------

             CONDENSED STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
                                  (Unaudited)
                             (Dollars in Millions)

                                                           Three months ended
                                                                March 31,
                                                          --------------------
                                                            1998       1997
                                                          ---------  ---------

OPERATING REVENUES
  (including $15.9 and $16.8 from affiliates)...........   $ 845.9    $ 824.6
                                                           -------    -------

OPERATING EXPENSES
  Employee costs, including benefits and taxes..........     153.9      164.5
  Depreciation and amortization.........................     170.6      164.4
  Taxes other than income...............................      37.0       37.6
  Other (including $163.6 and $168.3 to affiliates).....     256.8      247.9
                                                           -------    -------
                                                             618.3      614.4
                                                           -------    -------

OPERATING INCOME........................................     227.6      210.2

OTHER INCOME, NET.......................................        .6        ---

INTEREST EXPENSE
  (including $4.8 and $3.2 to affiliate)................      29.4       27.9
                                                           -------    -------

Income Before Provision for Income Taxes................     198.8      182.3

PROVISION FOR INCOME TAXES..............................      81.9       73.6
                                                           -------    -------

NET INCOME..............................................   $ 116.9    $ 108.7
                                                           =======    =======


ACCUMULATED DEFICIT
  At beginning of period................................   $(396.8)   $(257.1)
  Add: net income.......................................     116.9      108.7
                                                           -------    -------
                                                            (279.9)    (148.4)
  Deduct: dividends.....................................     104.5      133.8
        other changes...................................       ---       24.4
                                                           -------    -------
At end of period........................................   $(384.4)   $(306.6)
                                                           =======    =======

                  See Notes to Condensed Financial Statements.

                      Bell Atlantic - Pennsylvania, Inc.

                            CONDENSED BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Millions)

------------------------------------
Assets
------------------------------------

                                                    March 31,     December 31,
                                                      1998            1997
                                                    ---------     ------------

CURRENT ASSETS
Short-term investments.......................       $   67.0         $   58.3
Accounts receivable:
  Trade and other, net of allowances for
    uncollectibles of $62.0 and $53.8........          598.3            609.7
  Affiliates.................................           14.6             12.3
Material and supplies........................           26.5             23.1
Prepaid expenses.............................           80.7             45.5
Deferred income taxes........................           28.5             30.1
Other........................................           10.4              7.1
                                                    --------         --------
                                                       826.0            786.1
                                                    --------         --------

PLANT, PROPERTY AND EQUIPMENT................        9,940.7          9,749.3
Less accumulated depreciation................        5,857.7          5,750.4
                                                    --------         --------
                                                     4,083.0          3,998.9
                                                    --------         --------

OTHER ASSETS.................................           96.7            115.6
                                                    --------         --------

TOTAL ASSETS.................................       $5,005.7         $4,900.6
                                                    ========         ========

                  See Notes to Condensed Financial Statements.

                      Bell Atlantic - Pennsylvania, Inc.

                            CONDENSED BALANCE SHEETS
                                  (Unaudited)
                 (Dollars in Millions, Except Per Share Amount)

-----------------------------------------------
Liabilities and Shareowner's Investment
-----------------------------------------------

                                                  March 31,    December 31,
                                                     1998          1997
                                                 ------------  -------------

CURRENT LIABILITIES
Debt maturing within one year:
  Note payable to affiliate....................  $     433.0       $  277.7
  Other........................................          1.1            1.4
Accounts payable and accrued liabilities:
  Affiliates...................................        331.0          354.0
  Other........................................        541.4          574.3
Advance billings and customer deposits.........         77.8           75.4
                                                 -----------       --------
                                                     1,384.3        1,282.8
                                                 -----------       --------

LONG-TERM DEBT.................................      1,430.9        1,431.5
                                                 -----------       --------

EMPLOYEE BENEFIT OBLIGATIONS...................        760.2          778.9
                                                 -----------       --------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes..........................         57.1           36.4
Unamortized investment tax credits.............         31.3           32.1
Other..........................................        130.9          140.3
                                                 -----------       --------
                                                       219.3          208.8
                                                 -----------       --------

SHAREOWNER'S INVESTMENT
Common stock - $20 par value per share.........      1,594.7        1,594.7
  Authorized shares:  80,210,000
  Outstanding shares: 79,732,681
Contributed capital............................           .7             .7
Accumulated deficit............................       (384.4)        (396.8)
                                                 -----------       --------
                                                     1,211.0        1,198.6
                                                 -----------       --------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT..  $   5,005.7       $4,900.6
                                                 ===========       ========

                  See Notes to Condensed Financial Statements.

                       Bell Atlantic-Pennsylvania, Inc.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Millions)

                                                         Three months ended
                                                              March 31,
                                                         -------------------
                                                           1998       1997
                                                         --------   --------

NET CASH PROVIDED BY OPERATING ACTIVITIES............    $  216.5   $  238.0
                                                         --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments.................        (8.7)      (3.5)
Additions to plant, property and equipment...........      (259.8)    (165.2)
Other, net...........................................         4.6        7.5
                                                           ------     ------
Net cash used in investing activities................      (263.9)    (161.2)
                                                           ------     ------


CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments of capital lease obligations....         (.4)       (.4)
Net change in note payable to affiliate..............       155.3       66.9
Dividends paid.......................................      (104.5)    (133.8)
Net change in outstanding checks drawn
   on controlled disbursement accounts...............        (3.0)      (9.5)
                                                           ------     ------
Net cash provided by/(used in) financing activities..        47.4      (76.8)
                                                           ------     ------

NET CHANGE IN CASH...................................         ---        ---


CASH, BEGINNING OF PERIOD............................         ---        ---
                                                           ------     ------


CASH, END OF PERIOD..................................      $  ---     $  ---
                                                           ======     ======

                  See Notes to Condensed Financial Statements.

                      Bell Atlantic - Pennsylvania, Inc.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   Basis of Presentation
--------------------------------------------------------------------------------

Bell Atlantic - Pennsylvania, Inc. (the Company) is a wholly owned subsidiary of Bell Atlantic Corporation (Bell Atlantic). The accompanying unaudited condensed financial statements have been prepared based upon Securities and Exchange Commission rules that permit reduced disclosure for interim periods. These financial statements reflect all adjustments which are necessary for a fair presentation of results of operations and financial position for the interim periods shown including normal recurring accruals. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, refer to the financial statements included in the Company's 1997 Form 10-K.

     The Company has reclassified certain amounts from prior year's data to conform with the 1998 presentation.

2.   Dividend
--------------------------------------------------------------------------------

On May 1, 1998, the Company declared and paid a dividend in the amount of $52.8 million to Bell Atlantic.

3.   Litigation and Other Contingencies
--------------------------------------------------------------------------------

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

4.   Recent Accounting Pronouncement
--------------------------------------------------------------------------------

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," (SOP 98-1). The Company is required to adopt SOP 98-1 effective January 1, 1999, although earlier adoption is permitted. SOP 98-1 provides, among other things, guidance for determining whether computer software is for internal use and when the cost related to such software should be expensed as incurred or capitalized and amortized. The Company is currently evaluating the provisions of SOP 98-1 and has not yet determined what the impact of adopting this statement will be on its future results of operations or financial position.

                      Bell Atlantic - Pennsylvania, Inc.


Item 2.  Management's Discussion and Analysis of Results of Operations
--------------------------------------------------------------------------------
     (Abbreviated pursuant to General Instruction H(2).)

     This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements.


-----------------------------
RESULTS OF OPERATIONS
-----------------------------

     The Company reported net income of $116.9 million for the three month period ended March 31, 1998, compared to net income of $108.7 million for the same period in 1997.

     Items affecting the comparison of the Company's results of operations for the three month periods ended March 31, 1998 and 1997 are discussed in the following sections. This Management's Discussion and Analysis should also be read in conjunction with the Company's 1997 Annual Report on Form 10-K.


------------------------------------
Operating Revenue Statistics
------------------------------------

                                             1998   1997   % Change
--------------------------------------------------------------------

At March 31
----------
  Access Lines in Service (in thousands)*
     Residence.............................  4,085  3,949       3.4%
     Business..............................  2,195  2,082       5.4
     Public................................     73     75      (2.7)
                                             -----  -----
                                             6,353  6,106       4.0
                                             =====  =====

Three Month Period Ended March 31
---------------------------------
     Access Minutes of Use (in millions)...  6,082  5,537       9.8
                                             =====  =====

* 1997 reflects a restatement of access lines in service to include Primary Rate ISDN (Integrated Services Digital Network) channels.

OPERATING REVENUES
------------------
(Dollars in Millions)

Three Month Period Ended March 31            1998    1997
-------------------------------------------------------------------------------
Local services......................        $424.4  $406.6
Network access services.............         268.3   251.2
Long distance services..............          85.0   105.2
Ancillary services..................          60.5    55.2
Directory and information services..           7.7     6.4
                                            ------  ------
Total...............................        $845.9  $824.6
                                            ======  ======

                      Bell Atlantic - Pennsylvania, Inc.

LOCAL SERVICES REVENUES

     1998-1997                                  Increase
--------------------------------------------------------------------------------
     First Quarter                        $17.8            4.4%
--------------------------------------------------------------------------------

     Local services revenues are earned by the Company from the provision of local exchange, local private line, public telephone (pay phone) and value-added services. Value-added services are a family of services which expand the utilization of the network. These services include products such as Caller ID, Call Waiting and Return Call.

     Higher usage of the Company's network facilities was the primary reason for the increase in local services revenues in the first quarter of 1998. This growth was generated by an increase in access lines in service of 4.0% from March 31, 1997. Access line growth reflects primarily higher demand for Centrex services and an increase in additional residential lines. Higher revenues from private line and switched data services also contributed to the revenue growth in the first quarter of 1998.

     The Company also recognized higher revenues from public telephone and value-added services. Value-added services revenues grew principally as a result of higher customer demand and usage, while price increases for usage of the Company's pay phones were the principal reason for the improvement in public telephone services revenues.

NETWORK ACCESS SERVICES REVENUES

     1998-1997                                  Increase
--------------------------------------------------------------------------------
     First Quarter                        $17.1            6.8%
--------------------------------------------------------------------------------

     Network access services revenues are earned from carriers for their use of the Company's local exchange facilities in providing usage services to their customers. In addition, end-user subscribers pay flat rate access fees to connect to the Company's network.

     Network access services revenues grew in the first quarter of 1998 primarily as a result of higher customer demand as reflected by growth in access minutes of use of 9.8% from March 31, 1997. Volume growth was boosted by the expansion of the business market, particularly for high-capacity services. Demand for special access services grew as Internet service providers and other high-capacity users increased their utilization of the Company's network. Growth in access revenues also reflects higher network usage by alternative providers of intraLATA toll services. Network access revenues were also higher due to the effect of reclassifying amounts received from other local exchange carriers for terminating calls on the Company's network from Ancillary Services Revenues, beginning in 1998. In addition, higher end-user revenues attributable to an increase in access lines in service contributed to revenue growth in the first quarter of 1998.

     Volume-related growth was partially offset by net price reductions mandated by federal and state price cap plans. Price decreases of approximately $58 million annually were implemented under the Federal Communications Commission's
(FCC) Interim Price Cap Plan, effective July 1, 1997. An additional price reduction of $3.9 million was implemented in December 1997, following the resolution of certain issues previously under review by the FCC. The rates included in the 1997 filings will be in effect through June 1998. In addition, effective January 1, 1998, the Company increased its annual rates to recover contributions that it owes to the new universal service fund. These revenues are being entirely offset by the universal service fund contribution amount, which is included in Other Operating Expenses. Under an FCC order, all providers of telecommunications services must contribute to a universal service fund. The new rules create a multi-billion dollar interstate fund for linking schools and libraries to the Internet and subsidizing low-income consumers and rural health care providers. Finally, the Company increased certain end-user subscriber line rates, effective January 1, 1998, as ordered by the FCC.

                      Bell Atlantic - Pennsylvania, Inc.


LONG DISTANCE SERVICES REVENUES


     1998-1997                                   (Decrease)
--------------------------------------------------------------------------------
     First Quarter                        $(20.2)          (19.2)%
--------------------------------------------------------------------------------

     Long distance services revenues are earned primarily from calls made outside a customer's local calling area, but within the same service area of the Company (intraLATA toll). Other long distance services that the Company provides include 800 services, Wide Area Telephone Service (WATS), and corridor services (between LATAs in Philadelphia and southern New Jersey).

     Long distance services revenues declined in the first quarter of 1998 due to increased competition for intraLATA toll services as a result of the introduction of presubscription in July 1997. Presubscription permits customers to use an alternative provider of their choice for intraLATA toll calls without dialing a special access code when placing a call. Toll message volumes declined by 19.0% from March 31, 1997, principally as a result of presubscription. The adverse impact on revenues as a result of presubscription was partially mitigated by increased network access services revenues for usage of the Company's network from these alternative providers. Long distance services revenues were also negatively affected by customers switching to discount calling plans.


ANCILLARY SERVICES REVENUES

     1998-1997                                    Increase
--------------------------------------------------------------------------------
     First Quarter                        $5.3                9.6%
--------------------------------------------------------------------------------

     The Company provides ancillary services which include billing and collection services provided to long distance carriers and affiliates, customer premises equipment (CPE) services, facilities rental services for affiliates and nonaffiliates, sales of materials and supplies to affiliates and voice messaging services.

     Ancillary services revenues grew in the first quarter of 1998 as a result of increased demand by long distance carriers and affiliates for billing and collection services and the introduction of residential customer late payment charges in the second quarter of 1997. These increases were partially offset by the effect of reclassifying amounts received from other local exchange carriers for terminating calls on the Company's network to Network Access Services Revenues, beginning in 1998.


DIRECTORY AND INFORMATION SERVICES REVENUES

     1998-1997                                    Increase
--------------------------------------------------------------------------------
     First Quarter                        $1.3               20.3%
--------------------------------------------------------------------------------

     Directory and information services revenues are earned primarily from fees for nonpublication of telephone numbers, multiple white page listings and usage of directory listings.

     The increase in directory and information services revenues was principally due to higher revenues earned from an affiliate for the usage of the Company's directory listings.

                      Bell Atlantic - Pennsylvania, Inc.

OPERATING EXPENSES
------------------
(Dollars in Millions)

Three Month Period Ended March 31                     1998        1997
-------------------------------------------------------------------------------

Employee costs, including benefits and taxes..      $153.9      $164.5
Depreciation and amortization.................       170.6       164.4
Taxes other than income.......................        37.0        37.6
Other operating expenses......................       256.8       247.9
                                                    ------      ------
Total.........................................      $618.3      $614.4
                                                    ======      ======

EMPLOYEE COSTS

     1998-1997                                   (Decrease)
--------------------------------------------------------------------------------
     First Quarter                        $(10.6)          (6.4)%
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

     Employee costs decreased in the first quarter of 1998 primarily as a result of lower pension and benefit costs. The reduction in pension and benefit costs was caused by a number of factors, including changes in actuarial assumptions, favorable pension plan asset returns and lower than expected medical claims. A decline in overtime pay for repair and maintenance activity further reduced employee costs. These cost reductions were partially offset by annual salary and wage increases for management and associate employees and the effect of higher work force levels.

     Associate employee wages and pension and other employee benefits are determined under contracts ratified by the Communications Workers of America
(CWA) and the International Brotherhood of Electrical Workers (IBEW), the unions representing associate employees of the Company. The contract with the CWA will expire in August 1998.

DEPRECIATION AND AMORTIZATION

     1998-1997                                    Increase
--------------------------------------------------------------------------------
     First Quarter                        $6.2               3.8%
--------------------------------------------------------------------------------

     Depreciation and amortization expense increased in the first quarter of 1998 over the same period in 1997 principally as a result of growth in depreciable telephone plant. This expense increase was offset, in part, by the effect of lower rates of depreciation and amortization.


TAXES OTHER THAN INCOME

     1998-1997                                   (Decrease)
--------------------------------------------------------------------------------
     First Quarter                        $(.6)            (1.6)%
--------------------------------------------------------------------------------

     Taxes other than income consist principally of taxes for gross receipts, property, capital stock and business licenses.

     The decrease in taxes other than income was primarily due to lower capital stock taxes resulting from an accrual for a liability related to a prior year. This decrease was partially offset by higher gross receipts taxes resulting from an increase in the revenue tax base.

                      Bell Atlantic - Pennsylvania, Inc.

OTHER OPERATING EXPENSES

     1998-1997                                    Increase
--------------------------------------------------------------------------------
     First Quarter                        $8.9               3.6%
--------------------------------------------------------------------------------

     Other operating expenses consist of contract services including centralized services expenses allocated from NSI, rent, network software costs, the provision for uncollectible accounts receivable, and other costs.

     The increase in other operating expenses was largely attributable to higher network software purchases and higher interconnection charges for terminating calls on the networks of competitive local exchange and other carriers. The Company also recognized additional costs in the first quarter of 1998 as a result of its contributions to the federal universal service fund, as described earlier, and to a state universal service fund. Under a proposed joint settlement agreement filed with the Pennsylvania Public Utility Commission, all telecommunications providers in the state will contribute to a fund established to support the small incumbent local exchange carriers serving the more rural areas.

     These increases were partially offset by lower costs for contract services and lower centralized services expenses allocated from NSI. The decline in centralized services expenses was primarily caused by lower pension and benefit costs incurred by NSI, partially offset by transition and integration costs allocated to the Company in connection with the merger of Bell Atlantic and NYNEX Corporation. The reduction in contract services was due, in part, to the disposition of Bell Atlantic's ownership interest in Bell Communications Research Inc. (Bellcore) in November 1997. The Company continues to contract with Bellcore for technical and support services, but to a lesser extent.


OTHER INCOME, NET

     1998-1997                                    Increase
--------------------------------------------------------------------------------
     First Quarter                                  $.6
--------------------------------------------------------------------------------

     The change in other income, net, was attributable to additional interest income primarily resulting from the purchase of short-term investments to pre-fund a trust for the payment of certain employee benefits.


INTEREST EXPENSE

     1998-1997                                    Increase
--------------------------------------------------------------------------------
     First Quarter                        $1.5               5.4%
--------------------------------------------------------------------------------

     Interest expense increased in the first quarter of 1998 principally as a result of higher levels of average short-term debt.


EFFECTIVE INCOME TAX RATES

     Three Months Ended March 31
--------------------------------------------------------------------------------
     1998                                          41.2%
--------------------------------------------------------------------------------
     1997                                          40.4%
--------------------------------------------------------------------------------

     The effective income tax rate is the provision for income taxes as a percentage of income before the provision for income taxes. The Company's effective income tax rate was higher in the first quarter of 1998 principally as a result of prior year adjustments.

                      Bell Atlantic - Pennsylvania, Inc.

FINANCIAL CONDITION
-------------------

     The Company uses the net cash generated from operations and from external financing to fund capital expenditures for network expansion and modernization, and pay dividends. While current liabilities exceeded current assets at both March 31, 1998 and 1997 and December 31, 1997, the Company's sources of funds, primarily from operations and, to the extent necessary, from readily available financing arrangements with an affiliate, are sufficient to meet ongoing operating requirements. Management expects that presently foreseeable capital requirements will continue to be financed primarily through internally generated funds. Additional long-term debt may be needed to fund development activities or to maintain the Company's capital structure to ensure financial flexibility.

     As of March 31, 1998, the Company had $67.0 million of an unused line of credit with an affiliate, Bell Atlantic Network Funding Corporation. In addition, the Company had $300.0 million remaining under a shelf registration statement filed with the Securities and Exchange Commission for the issuance of unsecured debt securities.

     The Company's debt ratio was 60.6% as of March 31, 1998, compared to 57.1% as of March 31, 1997 and 58.8% as of December 31, 1997.

     On May 1, 1998, the Company declared and paid a dividend in the amount of $52.8 million to Bell Atlantic.

                      Bell Atlantic - Pennsylvania, Inc.

Item 1.    Legal Proceedings

           There were no proceedings reportable under this item.


Item 6.    Exhibits and Reports on Form 8-K

           (a)   Exhibits:

                 Exhibit Number

                 27   Financial Data Schedule


           (b) There were no Current Reports on Form 8-K filed during the quarter ended March 31, 1998.

                      Bell Atlantic - Pennsylvania, Inc.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    BELL ATLANTIC - PENNSYLVANIA, INC.


Date:  May 11, 1998                 By  /s/  Edwin F. Hall
                                       -----------------------------
                                             Edwin F. Hall
                                             Chief Financial Officer
                                             and Controller



       UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MAY 5, 1998.