Form 10-Q
period 2000-06-30
BELL ATLANTIC PENNSYLVANIA INC
filed 2000-08-14
CIK 11107

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                             _____________________

                                   FORM 10-Q
                             _____________________


(Mark one)
   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 2000

                                      OR

   [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from      to


                         Commission File Number 1-6393


                           VERIZON PENNSYLVANIA INC.
               (Former Name: Bell Atlantic - Pennsylvania, Inc.)


 A Pennsylvania Corporation       I.R.S. Employer Identification No. 23-0397860


         1717 Arch Street, 32nd Fl., Philadelphia, Pennsylvania  19103


                        Telephone Number (215) 466-9900

                           _________________________


THE REGISTRANT, A WHOLLY OWNED SUBSIDIARY OF BELL ATLANTIC CORPORATION (D/B/A VERIZON COMMUNICATIONS), MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).


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

                           Verizon Pennsylvania Inc.

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                        CONDENSED STATEMENTS OF INCOME


                                                            Three Months Ended June 30,  Six Months Ended June 30,
                                                          --------------------------------------------------------
(Dollars in Millions) (Unaudited)                                 2000          1999          2000         1999

OPERATING REVENUES
 (including $29.8, $28.1, $59.3 and
  $52.2 from affiliates)                                           $935.4        $893.2      $1,845.2     $1,761.9
                                                          --------------------------------------------------------

OPERATING EXPENSES
Operations and support (including $199.7, $170.6,
 $340.6 and $327.3 to affiliates)                                   535.7         475.2         964.3        923.1
Depreciation and amortization                                       198.1         184.7         388.5        366.1
                                                          --------------------------------------------------------
                                                                    733.8         659.9       1,352.8      1,289.2
                                                          --------------------------------------------------------

OPERATING INCOME                                                    201.6         233.3         492.4        472.7

OTHER INCOME, NET
 (including $1.2, $.1, $1.3 and
  $.1 from affiliate)                                                 4.7            .9          12.2          1.7

INTEREST EXPENSE
 (including $9.4, $5.8, $16.8 and
  $10.9 to affiliate)                                                32.9          31.0          63.3         60.4
                                                          --------------------------------------------------------

INCOME BEFORE PROVISION FOR INCOME TAXES                            173.4         203.2         441.3        414.0

PROVISION FOR INCOME TAXES                                           64.8          83.3         175.9        169.8
                                                          --------------------------------------------------------

NET INCOME                                                         $108.6        $119.9      $  265.4     $  244.2
                                                          ========================================================



                 See Notes to Condensed Financial Statements.

                           Verizon Pennsylvania Inc.

                           CONDENSED BALANCE SHEETS


                                    ASSETS
                                    ------


(Dollars in Millions) (Unaudited)                                                         June 30, 2000  December 31, 1999
--------------------------------------------------------------------------------------------------------------------------

CURRENT ASSETS
Cash                                                                                      $         --           $     2.7
Short-term investments                                                                             21.0               63.1
Accounts receivable:
 Trade and other, net of allowances for
      uncollectibles of $69.1 and $60.9                                                           635.5              651.3
 Affiliates                                                                                        21.4               32.2
Material and supplies                                                                              19.8               19.6
Prepaid expenses                                                                                   90.3               41.2
Deferred income taxes                                                                              81.9               75.8
Other                                                                                              17.9                5.2
                                                                                        ----------------------------------
                                                                                                  887.8              891.1
                                                                                        ----------------------------------

PLANT, PROPERTY AND EQUIPMENT                                                                  11,620.3           11,116.0
Less accumulated depreciation                                                                   6,950.3            6,656.3
                                                                                        ----------------------------------
                                                                                                4,670.0            4,459.7
                                                                                        ----------------------------------

OTHER ASSETS                                                                                      248.2              101.4
                                                                                        ----------------------------------

TOTAL ASSETS                                                                                  $ 5,806.0          $ 5,452.2
                                                                                        ==================================



                  See Notes to Condensed Financial Statements.

                           Verizon Pennsylvania Inc.

                           CONDENSED BALANCE SHEETS


                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------


(Dollars in Millions, Except Per Share Amount) (Unaudited)                               June 30, 2000   December 31, 1999
--------------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Debt maturing within one year:
 Note payable to affiliate                                                                    $  672.8            $  510.5
 Other                                                                                           225.8               176.6
Accounts payable and accrued liabilities:
 Affiliates                                                                                      258.8               275.3
 Other                                                                                           577.9               593.7
Advance billings and customer deposits                                                            91.9                88.8
                                                                                       -----------------------------------
                                                                                               1,827.2             1,644.9
                                                                                       -----------------------------------

LONG-TERM DEBT                                                                                 1,204.0             1,253.7
                                                                                       -----------------------------------

EMPLOYEE BENEFIT OBLIGATIONS                                                                     596.3               595.3
                                                                                       -----------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes                                                                            273.9               217.7
Unamortized investment tax credits                                                                25.1                26.1
Other                                                                                            128.0               108.4
                                                                                       -----------------------------------
                                                                                                 427.0               352.2
                                                                                       -----------------------------------
SHAREOWNER'S INVESTMENT
Common stock - $20 par value per share                                                         1,594.7             1,594.7
 Authorized shares:   80,210,000
 Outstanding shares:  79,732,681
Contributed capital                                                                                 .7                  .7
Reinvested earnings                                                                              156.3                10.9
Accumulated other comprehensive loss                                                               (.2)                (.2)
                                                                                       -----------------------------------
                                                                                               1,751.5             1,606.1
                                                                                       -----------------------------------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT                                                 $5,806.0            $5,452.2
                                                                                       ===================================


                  See Notes to Condensed Financial Statements.

                           Verizon Pennsylvania Inc.

                       CONDENSED STATEMENTS OF CASH FLOWS



                                                                                             Six Months Ended June 30,
                                                                                          ----------------------------
(Dollars in Millions) (Unaudited)                                                                   2000          1999
----------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                        $ 565.8       $ 480.9
                                                                                          ----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments                                                                42.1          37.4
Capital expenditures                                                                              (595.9)       (456.0)
Other, net                                                                                         (59.3)          8.8
                                                                                          ----------------------------
Net cash used in investing activities                                                             (613.1)       (409.8)
                                                                                          ----------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments of capital lease obligations                                                    (.7)          (.6)
Net change in note payable to affiliate                                                            162.3          15.5
Dividends paid                                                                                    (120.0)        (72.9)
Net change in outstanding checks drawn
     on controlled disbursement accounts                                                             3.0         (13.1)
                                                                                          ----------------------------
Net cash provided by/(used in) financing activities                                                 44.6         (71.1)
                                                                                          ----------------------------

NET CHANGE IN CASH                                                                                  (2.7)          ---

CASH, BEGINNING OF PERIOD                                                                            2.7           ---
                                                                                          ----------------------------

CASH, END OF PERIOD                                                                              $   ---       $   ---
                                                                                          ============================



                  See Notes to Condensed Financial Statements.

                           Verizon Pennsylvania Inc.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

1. Basis of Presentation

    Verizon Pennsylvania Inc., formerly Bell Atlantic - Pennsylvania, Inc., is a wholly owned subsidiary of Bell Atlantic Corporation (d/b/a/ Verizon Communications). The accompanying unaudited condensed financial statements have been prepared based upon Securities and Exchange Commission (SEC) rules that permit reduced disclosure for interim periods. These financial statements include certain reclassifications in presentation as a result of the merger of Bell Atlantic Corporation (Bell Atlantic) and GTE Corporation (GTE) (see Note
2). These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial position for the interim periods shown including normal recurring accruals and other items (see
Note 2). The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, you should refer to the financial statements included in our 1999 Annual Report on Form 10-K.

2.  Bell Atlantic - GTE Merger

    On June 30, 2000, Bell Atlantic and GTE completed a merger of equals under a definitive merger agreement dated as of July 27, 1998. Under the terms of the agreement, GTE became a wholly owned subsidiary of Bell Atlantic. With the closing of the merger, the combined company began doing business as Verizon Communications. The merger has been accounted for as a pooling of interests.

Merger-Related and Severance Costs

    Results of operations for June 30, 2000 included merger-related pre-tax costs totaling approximately $41.0 million, consisting of $18.7 million for direct incremental costs, $20.0 million for employee severance costs and $2.3 million for transition costs. These costs include approximately $33.5 million representing our allocated share of merger-related costs from Verizon Services Corp. (Verizon Services), an affiliate that provides centralized services on a contract basis. Costs allocated from Verizon Services are included in Operations and Support - Other Operating Expenses.

    Direct incremental costs consist of our proportionate share of expenses associated with completing the merger transaction such as professional and regulatory fees, compensation arrangements and shareowner-related costs. Employee severance costs, as recorded under SFAS No. 112, "Employers' Accounting for Postemployment Benefits," represent our proportionate share of benefit costs for the separation of management employees who are entitled to benefits under pre-existing Verizon Communications separation pay plans. The separations are expected to occur as a result of consolidations and process enhancements. Accrued postemployment benefit liabilities for those employees are included in our balance sheet as a component of Employee Benefit Obligations. Transition costs consist of our proportionate share of costs associated with integrating the operations of Bell Atlantic and GTE. Transition costs are expensed as incurred.

3.  Dividend

    On August 1, 2000, we declared and paid a dividend in the amount of $70.7 million to Verizon Communications.

4.  Recent Accounting Pronouncements

FASB Accounting Standards - Derivatives and Hedging Activities

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

                           Verizon Pennsylvania Inc.

    In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amended SFAS No.
133. The amendments in SFAS No. 138 address certain implementation issues and relate to such matters as the normal purchases and normal sales exception, the definition of interest rate risk, hedging recognized foreign-currency-denominated assets and liabilities, and intercompany derivatives. SFAS No. 138 also amends SFAS No. 133 for decisions made by the FASB relating to the Derivatives Implementation Group process.

    We are currently evaluating the provisions of SFAS Nos. 133 and 138. The impact of adoption will be determined by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions at the date of adoption.

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

    Interpretation No. 44 will not have a material impact on our results of operations or financial position.

SEC Staff Accounting Bulletin - Revenue Recognition

    In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which must be adopted by the fourth quarter of 2000. SAB No. 101 provides additional guidance on revenue recognition, as well as criteria for when revenue is generally realized and earned, and also requires the deferral of incremental direct selling costs. We are currently assessing the impact of SAB No. 101 on our results of operations and financial position.

5.    Shareowner's Investment

                                                    Common   Contributed  Reinvested    Accumulated Other
(Dollars in Millions)                               Stock      Capital     Earnings    Comprehensive Loss
---------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                       $1,594.7          $.7     $  10.9                 $(.2)
Net income                                                                     265.4
Dividends paid to parent                                                      (120.0)
                                                 --------------------------------------------------------
Balance at June 30, 2000                           $1,594.7          $.7     $ 156.3                 $(.2)
                                                 ========================================================

    Net income and comprehensive income were the same for the six months ended June 30, 2000 and 1999.

6.   Commitments and Contingencies

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

    Federal and state regulatory conditions to the merger include certain commitments to, among other things, promote competition and the widespread deployment of advanced services, while helping ensure that consumers continue to receive high-quality, low cost telephone services. In some cases, there are significant penalties associated with not meeting these commitments. The cost of satisfying these commitments could have a significant impact on net income in future periods. Over the remainder of 2000, based on preliminary estimates, the cost of satisfying these commitments is likely to impact the net income of Verizon Communications on a consolidated basis by approximately $275 to $325 million. The estimated impact on each operating telephone subsidiary is still being assessed.

                           Verizon Pennsylvania Inc.

Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2).)

    This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements.


RESULTS OF OPERATIONS
---------------------

    We reported net income of $265.4 million for the six month period ended June 30, 2000, compared to net income of $244.2 million for the same period in 1999.

    Our results for 2000 and 1999 were affected by special items. The special items in both periods include our allocated share of charges from Verizon Services Corp. (Verizon Services).

    The following table shows how special items are reflected in our condensed statements of income for each period:

                                                                                      (Dollars in Millions)
Six Months Ended June 30,                                                                       2000   1999
-----------------------------------------------------------------------------------------------------------
Operating Revenues
 Regulatory contingency                                                                        $  .8  $ ---
                                                                                            ---------------
Operations and Support Expense
 Bell Atlantic-GTE merger direct incremental costs                                                .6    ---
 Bell Atlantic-GTE merger severance costs                                                        6.9    ---
 Allocated Bell Atlantic-GTE merger direct incremental, severance
  and transition costs                                                                          33.5    ---
 Bell Atlantic-NYNEX merger transition costs                                                     ---     .1
 Allocated Bell Atlantic-NYNEX merger transition costs                                           ---    4.4
 Other charges and special items                                                                12.4    ---
                                                                                            ---------------
                                                                                                53.4    4.5
                                                                                            ---------------
Depreciation and Amortization
 Duplicate assets                                                                                2.3    ---
                                                                                            ---------------
Interest Expense
 Regulatory contingency                                                                           .3    ---
                                                                                            ---------------
Total                                                                                          $56.8  $ 4.5
                                                                                            ===============

    What follows is a further explanation of the nature of these special items.

Bell Atlantic - GTE Merger

    On June 30, 2000, Bell Atlantic and GTE completed a merger of equals under a definitive merger agreement dated as of July 27, 1998. Under the terms of the agreement, GTE became a wholly owned subsidiary of Bell Atlantic. With the closing of the merger, the combined company began doing business as Verizon Communications. The merger has been accounted for as a pooling of interests.

Merger-Related and Severance Costs

    Results of operations for June 30, 2000 included merger-related pre-tax costs totaling approximately $41.0 million, consisting of $18.7 million for direct incremental costs, $20.0 million for employee severance costs and $2.3 million for transition costs. These costs include approximately $33.5 million representing our allocated share of merger-related costs from Verizon Services, an affiliate that provides centralized services on a contract basis. Costs allocated from Verizon Services are included in Operations and Support - Other Operating Expenses.

   Direct incremental costs consist of our proportionate share of expenses associated with completing the merger transaction such as professional and regulatory fees, compensation arrangements and shareowner-related costs. Employee severance costs, as

                           Verizon Pennsylvania Inc.

recorded under SFAS No. 112, "Employers' Accounting for Postemployment Benefits," represent our proportionate share of benefit costs for the separation of management employees who are entitled to benefits under pre-existing Verizon Communications separation pay plans. The separations are expected to occur as a result of consolidations and process enhancements. Transition costs consist of our proportionate share of costs associated with integrating the operations of Bell Atlantic and GTE. Transition costs are expensed as incurred.

Regulatory Contingency

   In the second quarter of 2000, we recognized a charge for a regulatory matter totaling $1.1 million. We recorded a reduction to operating revenue in the amount of $.8 million and a charge to interest expense of $.3 million. This matter relates to a specific issue currently under investigation by federal regulatory commissions. We believe that it is probable that the ultimate resolution of this matter will result in refunds to our customers, including interest.

Other Charges and Special Items

    In the second quarter of 2000, we recorded other charges and special items totaling approximately $14.7 million in connection with consolidating operations and combining organizations and for other nonrecurring items arising in the quarter. These charges included costs for write-offs of accounts receivable and duplicate assets, legal contingencies and other miscellaneous items.

Bell Atlantic - NYNEX Merger

Merger-Related Costs

    In connection with the Bell Atlantic-NYNEX merger, which was completed in August 1997, we recorded pre-tax merger-related transition costs of $4.5 million in the first six months of 1999.

    Transition costs consisted of our proportionate share of costs associated with integrating the operations of Bell Atlantic and NYNEX, such as systems modifications costs and advertising and branding costs. Transition costs were expensed as incurred.

    These and other items affecting the comparison of our results of operations for the six month periods ended June 30, 2000 and 1999 are discussed in the following sections.

OPERATING REVENUE STATISTICS
----------------------------

                                                                         2000    1999  % Change
-----------------------------------------------------------------------------------------------
At June 30,
Access Lines in Service (in thousands)*
 Residence                                                              4,268   4,222       1.1%
 Business                                                               2,356   2,337       0.8
 Public                                                                    70      72      (2.8)
                                                                     ----------------
                                                                        6,694   6,631       1.0
                                                                     ================
Six Months Ended June 30,
Access Minutes of Use (in millions)                                    13,324  13,247       0.6
                                                                     ================

* 1999 reflects a restatement of access lines in service

OPERATING REVENUES
------------------
(Dollars in Millions)

Six Months Ended June 30,                                                                         2000      1999
----------------------------------------------------------------------------------------------------------------
Local services                                                                                $  960.0  $  937.7
Network access services                                                                          600.9     558.2
Long distance services                                                                           137.9     148.5
Ancillary services                                                                               146.4     117.5
                                                                                            --------------------
Total                                                                                         $1,845.2  $1,761.9
                                                                                            ====================

                           Verizon Pennsylvania Inc.

LOCAL SERVICES

   2000 - 1999                                                        Increase
--------------------------------------------------------------------------------
   Six Months                                                    $22.3      2.4%
--------------------------------------------------------------------------------

    Local service revenues are earned from the provision of local exchange, local private line, wire maintenance, voice messaging and value-added services. Value-added services are a family of services that expand the utilization of the network, including products such as Caller ID, Call Waiting and Return Call. Local services also includes wholesale revenues from unbundled network element
(UNE) platforms, certain data transport revenues, and wireless interconnection revenues.

    Local service revenues increased in the first six months of 2000 primarily due to higher customer demand and usage of our value-added services, as well as our data transport and digital services. Local service revenue growth in the first six months of 2000 also reflects higher usage of our network facilities. Revenue growth was generated, in part, by an increase in access lines in service of 1.0% from June 30, 1999. Price increases implemented on certain local exchange services also contributed to the increase in local service revenues.

    Growth in local service revenue was partially offset by the effect of resold and UNE platform access lines.


NETWORK ACCESS SERVICES

   2000 - 1999                                                        Increase
--------------------------------------------------------------------------------
   Six Months                                                    $42.7     7.6%
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

    Network access revenue growth in the first six months of 2000 was mainly attributable to increased demand for special access services, reflecting a greater utilization of our network, and volume growth resulting from continuing expansion of the business market, particularly for high capacity data services. Higher network usage by alternative providers of intraLATA toll services also contributed to revenue growth this year.

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

    Revenue growth was partially offset by price reductions associated with federal and state price cap filings and other regulatory decisions. The FCC regulates the rates that we charge long distance carriers and end-user subscribers for interstate access services. We are required to file new access rates with the FCC each year. In July 1999, we implemented interstate price decreases of approximately $4 million on an annual basis in connection with the FCC's Price Cap Plan. The rates included in our July 1999 filing were in effect through June 2000. Interstate price decreases were $12 million on an annual basis for the period July 1998 through June 1999. The rates include amounts necessary to recover our contribution to the FCC's universal service fund which are subject to adjustment every quarter due to potential increases or decreases in our contribution to the fund. Our contributions to the universal service fund are included in Other Operating Expenses. As a result of a U.S. Court of Appeals decision last year, our contributions to the universal service fund were reduced by approximately $12 million annually beginning November 1, 1999, and our interstate access rates were reduced accordingly because we will no longer have to recover these contributions in our rates. In addition, revenue was reduced by a special charge of $.8 million for a contingency associated with a regulatory matter, as described in the Results of Operations section.

                           Verizon Pennsylvania Inc.

LONG DISTANCE SERVICES

   2000 - 1999                                                        (Decrease)
--------------------------------------------------------------------------------
   Six Months                                                  $(10.6)   (7.1)%
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

    The decline in long distance revenues in the first six months of 2000 was principally caused by the competitive effects of presubscription, which enables customers to make intraLATA toll calls using a competing carrier without having to dial an access code. The negative effect of presubscription on long distance revenues was partially mitigated by increased network access services for usage of our network by alternative service providers. In response to presubscription, we have implemented customer win-back and retention initiatives that include toll calling discount packages and product bundling offers. These revenue reductions were partially offset by growth in private line services and additional revenues generated by higher calling volumes.


ANCILLARY SERVICES

   2000 - 1999                                                        Increase
--------------------------------------------------------------------------------
   Six Months                                                    $28.9    24.6%
--------------------------------------------------------------------------------
    Our ancillary services include such services as billing and collections for long distance carriers and affiliates, facilities rentals to affiliates and nonaffiliates, collocation by competitive local exchange carriers, usage of separately priced (unbundled) components of our network by competitive local exchange carriers, public (coin) telephone, customer premises equipment (CPE) and sales of materials and supplies to affiliates. Ancillary services revenues also include fees paid by customers for nonpublication of telephone numbers and multiple white page listings and fees paid by an affiliate for usage of our directory listings.

    Ancillary services revenues increased in the first six months of 2000 primarily due to higher payments received from competitive local exchange carriers for the purchase of unbundled network elements and for interconnection of their networks with our network.

                           Verizon Pennsylvania Inc.

OPERATING EXPENSES
------------------
(Dollars in Millions)

Six Months Ended June 30,                                                                           2000      1999
------------------------------------------------------------------------------------------------------------------
Operations and support:
 Employee costs, including benefits and taxes                                                   $  295.7  $  303.8
 Other operating expenses                                                                          668.6     619.3
                                                                                             ---------------------
Total operations and support                                                                       964.3     923.1
                                                                                             ---------------------

Depreciation and amortization                                                                      388.5     366.1
                                                                                             ---------------------
Total                                                                                           $1,352.8  $1,289.2
                                                                                             =====================

EMPLOYEE COSTS

   2000 - 1999                                                        (Decrease)
--------------------------------------------------------------------------------
   Six Months                                                   $(8.1)    (2.7)%
--------------------------------------------------------------------------------

    Employee costs consist of salaries, wages and other employee compensation, employee benefits and payroll taxes paid directly by us. Similar costs incurred by employees of Verizon Services, who provide centralized services on a contract basis, are allocated to us and are included in Other Operating Expenses.

    Employee costs decreased in the first six months of 2000 primarily as a result of lower pension and benefit costs. The decline in pension and benefit costs was due to favorable pension plan investment returns and changes in actuarial assumptions. These factors were partially offset by changes in certain plan provisions, including a previously reported amendment to our management cash balance plan and a special lump sum pension payment to management and associate retirees.

    This cost reduction was partially offset by higher overtime payments, annual salary and wage increases for management and associate employees, and merger-related costs recorded in the second quarter of 2000. As described in the Results of Operations section, we recognized approximately $6.9 million in benefit costs for the separation of employees who are entitled to benefits under pre-existing Verizon Communications separation pay plans. We also recorded approximately $.6 million for direct incremental merger-related costs associated with compensation arrangements. Merger-related costs associated with employees of Verizon Services were allocated to us and are included in Other Operating Expenses.

    Associate employees wages, pension and other benefits are determined under contracts with unions representing our associate employees. On August 6, 2000, collective bargaining agreements with unions representing our employees expired, and the unions initiated a work stoppage. As of 8:00 a.m. on August 14, 2000 we continued to negotiate new agreements with the unions.

                           Verizon Pennsylvania Inc.

OTHER OPERATING EXPENSES

   2000 - 1999                                                        Increase
--------------------------------------------------------------------------------
   Six Months                                                    $49.3     8.0%
--------------------------------------------------------------------------------

    Other operating expenses consist of contract services including centralized services expenses allocated from Verizon Services, rent, network software costs, operating taxes other than income, the provision for uncollectible accounts receivable, and other costs.

    The increase in other operating expenses was largely attributable to the effect of merger-related costs and other special items recorded in the second quarter of 2000. These charges totaled $45.9 million and were comprised of our allocated share of $13.1 million for employee severance, $18.1 million for direct incremental and $2.3 million for transition merger-related costs incurred by Verizon Services, and $12.4 million for other miscellaneous expense items. Other miscellaneous expense items included $6.4 million for the write-off of accounts receivable, $4.8 million for legal contingencies and $1.2 million for other items. Higher interconnection and related costs associated with reciprocal compensation arrangements with competitive local exchange and other carriers to terminate calls on their networks also contributed to the increase in other operating expenses, but to a lesser extent.

    These increases were partially offset by a reduction in centralized services expenses allocated from Verizon Services, primarily as a result of lower employee costs incurred by Verizon Services.


DEPRECIATION AND AMORTIZATION

   2000 - 1999                                                        Increase
--------------------------------------------------------------------------------
   Six Months                                                    $22.4     6.1%
--------------------------------------------------------------------------------

    Depreciation and amortization expense increased in the first six months of 2000 over the same period in 1999 principally as a result of growth in depreciable telephone plant. The growth in telephone plant was largely attributable to increased capital expenditures for software and hardware to support the expansion of our network. Depreciation and amortization was also impacted by the recording of $2.3 million in special charges associated with duplicate assets as previously mentioned. These factors were partially offset by the effect of lower rates of depreciation and amortization.


OTHER INCOME, NET

   2000 - 1999                                                        Increase
--------------------------------------------------------------------------------
   Six Months                                                    $10.5      --%
--------------------------------------------------------------------------------
    The change in other income, net, was primarily attributable to additional interest income associated with the settlement of a tax-related matters in the first six months of 2000. Other items contributing to the change, but to a lesser extent, were an increase of $1.2 million in the income recognized from our investment in SMS/800 under the equity method and nonperformance fees received from a vendor.

                           Verizon Pennsylvania Inc.

INTEREST EXPENSE

   2000 - 1999                                                        Increase
--------------------------------------------------------------------------------
   Six Months                                                     $2.9     4.8%
--------------------------------------------------------------------------------
    Interest expense includes costs associated with borrowings and capital leases, net of interest capitalized as a cost of acquiring or constructing plant assets.

    Interest expense increased in the first six months of 2000 over the same period in 1999 primarily due to higher levels of average short-term debt with an affiliate and higher interest rates associated with this debt. Interest expense was also impacted by additional interest costs of $.3 million associated with a regulatory contingency, as described in the Results of Operations section.
These factors were partially offset by higher capitalized interest costs resulting from higher levels of average telephone plant under construction.


EFFECTIVE INCOME TAX RATES

   Six Months Ended June 30,
--------------------------------------------------------------------------------
   2000                                                                   39.9%
--------------------------------------------------------------------------------
   1999                                                                   41.0%
--------------------------------------------------------------------------------

    The effective income tax rate is the provision for income taxes as a percentage of income before the provision for income taxes. Our effective income tax rate was lower in the first six months of 2000 principally due to deferred income tax benefits recorded in the first six months of 2000.


OTHER MATTERS
-------------

FCC Regulation and Interstate Rates

    On May 31, 2000, the FCC approved the industry proposal to restructure access charges (known as the "CALLS plan"). Under the terms of the plan, direct end-user access charges are increased while access charges to long distance carriers are reduced. While the plan continues the 6.5% (less inflation) annual reductions for most interstate access charges, it provides for a price freeze when switched access transport prices reach $0.0055 per-minute. In addition, in conjunction with provisions that will allow carriers to deaverage their subscriber line charges by geographic zones, the plan establishes a new $650 million universal service fund to support interstate access rates. Of that amount, Verizon Communications expects approximately $320 million to be used to support interstate access services in its service territory. The price restructuring portions of the plan are mandatory for all large local exchange carriers, including Verizon Communications' telephone operating companies, such as us. The price level portions of the plan are mandatory only in the initial year of the plan. Carriers have until September 14, 2000 to decide whether to participate in the remaining four years of the plan, or whether to submit cost studies as the basis of future price caps.

   Consistent with the new access plan, Verizon Communications filed tariff adjustments to take effect on July 1, 2000 (with modifications effective August 11, 2000). As a result of these tariff adjustments, former GTE carriers in ten states, and former Bell Atlantic carriers in seven states reached the $0.0055 benchmark and, should Verizon Communications opt into the full five year CALLS plan, they will not be subject to further annual interstate switched access price reductions for the remaining life of the plan.

                           Verizon Pennsylvania Inc.

State Regulation

    From September 1998 through February 1999, the Pennsylvania Public Utility Commission (PUC) sponsored a multi-party global telecommunications settlement proceeding aimed at resolving issues in a number of contentious telecommunications regulatory dockets at the PUC. On September 30, 1999, the PUC issued a final decision in its "Global" proceeding on telecommunications competition matters. The decision proposes to require us to split into separate retail and wholesale corporations. It proposes reductions in access charges applicable to services provided to interexchange carriers and in both unbundled network element rates and wholesale rates applicable to services and facilities provided to competitive local exchange carriers. It requires us to provide combinations of unbundled network elements beyond those required by the FCC. It reclassifies certain business services as "competitive," but restricts the pricing freedom that that classification is supposed to give us. It sets a schedule of prerequisites for state endorsement of our application to the FCC for permission to offer in-region long distance service under Section 271 of the 1996 Act that are likely to delay that endorsement. We have challenged the lawfulness of this order in the Commonwealth Court of Pennsylvania and the Federal District Court.

    On January 18, 2000, we and fourteen other parties submitted to the PUC a Joint Petition for Settlement to resolve the appeals from the "Global" Order.
If approved by the PUC, the settlement will eliminate the wholesale/retail separate subsidiary requirement and replace it with a requirement to establish an advanced services affiliate. The settlement would also expedite the process to obtain state endorsement of any of our applications to the FCC for permission to offer long distance service. On February 2, 2000, the Commonwealth Court denied the PUC's request to consider the settlement and set an expedited briefing schedule for the appeals. On February 22, 2000, we appealed this determination, along with the PUC, to the Pennsylvania Supreme Court, and on April 27, 2000, the Pennsylvania Supreme Court denied this appeal. On May 16, 2000, the Commonwealth Court heard oral argument on the Global Order appeal.
The Commonwealth Court's decision is pending.

    On April 26, 2000, the Commission reinitiated its proceeding to determine the nature and form of the separate subsidiary ordered in its "Global" proceeding. The Commission ordered us to file an updated structural separation plan and mitigation plan. In addition, in recognition of the passage of time and the potential for changed circumstances, the Commission invited us to submit alternative proposals to structurally separate our retail and wholesale operations. On June 26, 2000, we submitted a structural separation plan, estimating that the implementation costs for full structural separation would be over $800 million and that the ongoing annual costs of operation would be over $300 million. We also submitted an alternative proposal for structural separation that involved the establishment of a separate data affiliate. A final ruling in this docket is not expected until early next year.

Recent Accounting Pronouncements

FASB Accounting Standards - Derivatives and Hedging Activities

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

    In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amended SFAS No.
133. The amendments in SFAS No. 138 address certain implementation issues and relate to such matters as the normal purchases and normal sales exception, the definition of interest rate risk, hedging recognized foreign-currency-denominated assets and liabilities, and intercompany derivatives. SFAS No. 138 also amend SFAS No. 133 for decisions made by the FASB relating to the Derivatives Implementation Group process.

                           Verizon Pennsylvania Inc.

    We are currently evaluating the provisions of SFAS Nos. 133 and 138. The impact of adoption will be determined by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions at the date of adoption.

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

    Interpretation No. 44 will not have a material impact on our results of operations or financial position.

SEC Staff Accounting Bulletin - Revenue Recognition

    In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which must be adopted by the fourth quarter of 2000. SAB No. 101 provides additional guidance on revenue recognition, as well as criteria for when revenue is generally realized and earned, and also requires the deferral of incremental direct selling costs. We are currently assessing the impact of SAB No. 101 on our results of operations and financial position.

                           Verizon Pennsylvania Inc.

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

         3a(i) Articles of Amendment - Domestic Business Corporation, dated October 30, 1992. (Exhibit 3a to the registrant's Annual Report on Form 10-K for the year ended December 31, 1992, File No. 1- 6393.)

         3a(ii) Articles of Amendment - Domestic Business Corporation, dated January 11, 1994 and filed January 13, 1994. (Exhibit 3a(ii) to the registrants Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-6393.)

         3a(iii) Articles of Amendment - Domestic Business Corporation, dated June 30, 2000.

         27       Financial Data Schedule.


         (b) Current Report on Form 8-K filed during the quarter ended June 30, 2000:

         A Current Report on Form 8-K, dated June 30, 2000, was filed regarding the consummation of the merger of Bell Atlantic Corporation and GTE Corporation.

                           Verizon Pennsylvania Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    VERIZON PENNSYLVANIA INC.



Date:  August 14, 2000              By  /s/  Edwin F. Hall
                                       ---------------------------------
                                          Edwin F. Hall
                                          Chief Financial Officer
                                          and Controller



     UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF AUGUST 10, 2000.

                                 EXHIBIT INDEX

                  Exhibit Number

         3a(iii) Articles of Amendment - Domestic Business Corporation, dated June 30, 2000.

         27       Financial Data Schedule.