Form 10-Q
period 2000-09-30
VERIZON PENNSYLVANIA INC
filed 2000-11-14
CIK 11107

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              _____________________

                                    FORM 10-Q
                              _____________________


  (Mark one)
     [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2000

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


                         Telephone Number (215) 466-9900

                            _________________________


THE REGISTRANT, A WHOLLY OWNED SUBSIDIARY OF VERIZON COMMUNICATIONS INC., MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ----    ----

                            Verizon Pennsylvania Inc.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                         CONDENSED STATEMENTS OF INCOME


                                                           Three Months Ended September 30,    Nine Months Ended September 30,
                                                        ----------------------------------------------------------------------
(Dollars in Millions) (Unaudited)                                2000              1999             2000              1999
------------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES
   (including $31.3, $26.8, $90.6 and
     $79.0 from affiliates)                                   $ 926.4           $ 896.6         $2,771.6          $2,658.5
                                                        ----------------------------------------------------------------------

OPERATING EXPENSES
Operations and support (including $194.4, $145.8,
   $535.0 and $473.1 to affiliates)                             496.1             465.1          1,460.4           1,388.2
Depreciation and amortization                                   200.0             187.8            588.5             553.9
                                                        ----------------------------------------------------------------------
                                                                696.1             652.9          2,048.9           1,942.1
                                                        ----------------------------------------------------------------------

OPERATING INCOME                                                230.3             243.7            722.7             716.4

OTHER INCOME, NET
   (including $.2, $.1, $1.5 and
     $.2 from affiliate)                                          2.3                .3             14.5               2.0

INTEREST EXPENSE
   (including $12.5, $6.6, $29.3 and
     $17.5 to affiliate)                                         34.4              31.2             97.7              91.6
                                                        ----------------------------------------------------------------------

INCOME BEFORE PROVISION FOR INCOME TAXES                        198.2             212.8            639.5             626.8

PROVISION FOR INCOME TAXES                                       82.1              88.1            258.0             257.9
                                                        ----------------------------------------------------------------------

NET INCOME                                                    $ 116.1           $ 124.7          $ 381.5           $ 368.9
                                                        ======================================================================

                  See Notes to Condensed Financial Statements.

                            Verizon Pennsylvania Inc.

                            CONDENSED BALANCE SHEETS


                                     ASSETS
                                     ------

(Dollars in Millions)                                    September 30, 2000      December 31, 1999
---------------------------------------------------------------------------------------------------
                                                             (Unaudited)

CURRENT ASSETS
Cash                                                               $    ---               $    2.7
Short-term investments                                                  ---                   63.1
Accounts receivable:
   Trade and other, net of allowances for
        uncollectibles of $66.8 and $60.9                             664.1                  651.3
   Affiliates                                                          31.2                   32.2
Material and supplies                                                  16.3                   19.6
Prepaid expenses                                                      110.3                   41.2
Deferred income taxes                                                  72.6                   75.8
Other                                                                  10.4                    5.2
                                                      ----------------------------------------------
                                                                      904.9                  891.1
                                                      ----------------------------------------------

PLANT, PROPERTY AND EQUIPMENT                                      11,856.3               11,116.0
Less accumulated depreciation                                       7,085.7                6,656.3
                                                      ----------------------------------------------
                                                                    4,770.6                4,459.7
                                                      ----------------------------------------------

OTHER ASSETS                                                          299.7                  101.4
                                                      ----------------------------------------------

TOTAL ASSETS                                                       $5,975.2               $5,452.2
                                                      ==============================================


                  See Notes to Condensed Financial Statements.

                            Verizon Pennsylvania Inc.

                            CONDENSED BALANCE SHEETS


                     LIABILITIES AND SHAREOWNER'S INVESTMENT
                     ---------------------------------------


(Dollars in Millions, Except Per Share Amount)                   September 30, 2000     December 31, 1999
----------------------------------------------------------------------------------------------------------
                                                                     (Unaudited)
CURRENT LIABILITIES
Debt maturing within one year:
   Note payable to affiliate                                               $  797.0              $  510.5
   Other                                                                      225.6                 176.6
Accounts payable and accrued liabilities:
   Affiliates                                                                 214.6                 275.3
   Other                                                                      566.5                 593.7
Advance billings and customer deposits                                         95.7                  88.8
                                                              --------------------------------------------
                                                                            1,899.4               1,644.9
                                                              --------------------------------------------

LONG-TERM DEBT                                                              1,204.0               1,253.7
                                                              --------------------------------------------

EMPLOYEE BENEFIT OBLIGATIONS                                                  590.0                 595.3
                                                              --------------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes                                                         329.0                 217.7
Unamortized investment tax credits                                             24.6                  26.1
Other                                                                         131.3                 108.4
                                                              --------------------------------------------
                                                                              484.9                 352.2
                                                              --------------------------------------------

SHAREOWNER'S INVESTMENT
Common stock - $20 par value per share                                      1,594.7               1,594.7
   Authorized shares:   80,210,000
   Outstanding shares:  79,732,681
Contributed capital                                                              .7                    .7
Reinvested earnings                                                           201.7                  10.9
Accumulated other comprehensive loss                                            (.2)                  (.2)
                                                              --------------------------------------------
                                                                            1,796.9               1,606.1
                                                              --------------------------------------------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT                              $5,975.2              $5,452.2
                                                              ============================================

                  See Notes to Condensed Financial Statements.

                            Verizon Pennsylvania Inc.

                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                         Nine Months Ended September 30,
                                                               ------------------------------------------
(Dollars in Millions) (Unaudited)                                             2000                  1999
---------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                              $     813.1           $     806.3
                                                               ------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments                                          63.1                  56.1
Capital expenditures                                                        (893.0)               (714.6)
Other, net                                                                   (76.1)                 11.8
                                                               ------------------------------------------
Net cash used in investing activities                                       (906.0)               (646.7)
                                                               ------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments of capital lease obligations                             (1.1)                 (1.0)
Net change in note payable to affiliate                                      286.5                  (8.5)
Dividends paid                                                              (190.7)               (145.8)
Net change in outstanding checks drawn
     on controlled disbursement accounts                                      (4.5)                 (4.3)
                                                               ------------------------------------------
Net cash provided by/(used in) financing activities                           90.2                (159.6)
                                                               ------------------------------------------

NET CHANGE IN CASH                                                            (2.7)                  ---

CASH, BEGINNING OF PERIOD                                                      2.7                   ---
                                                               ------------------------------------------

CASH, END OF PERIOD                                                    $       ---           $       ---
                                                               ==========================================


                  See Notes to Condensed Financial Statements.

                            Verizon Pennsylvania Inc.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation

     Verizon Pennsylvania Inc., formerly Bell Atlantic - Pennsylvania, Inc., is a wholly owned subsidiary of Verizon Communications Inc. (Verizon Communications). The accompanying unaudited condensed financial statements have been prepared based upon Securities and Exchange Commission (SEC) rules that permit reduced disclosure for interim periods. These financial statements include certain reclassifications in presentation as a result of the merger of Bell Atlantic Corporation (Bell Atlantic) and GTE Corporation (GTE) (see Note
2). These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial position for the interim periods shown including normal recurring accruals and other items (see
Note 2). The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, you should refer to the financial statements included in our 1999 Annual Report on Form 10-K.

2.   Bell Atlantic - GTE Merger

     On June 30, 2000, Bell Atlantic and GTE completed a merger of equals under a definitive merger agreement dated as of July 27, 1998. Under the terms of the agreement, GTE became a wholly owned subsidiary of Bell Atlantic. In September 2000, Bell Atlantic changed its name to Verizon Communications Inc. The merger qualified as a tax-free reorganization and has been accounted for as a pooling of interests. Under this method of accounting, Bell Atlantic and GTE are treated as if they had always been combined for accounting and financial reporting purposes.

Merger-Related and Severance Costs

     Results of operations for the nine months ended September 30, 2000 included merger-related pre-tax costs totaling approximately $38.7 million, consisting of $18.7 million for direct incremental costs and $20.0 million for employee severance costs. These costs include approximately $31.2 million representing our allocated share of merger-related costs from Verizon Services Corp. (Verizon Services), an affiliate that provides centralized services on a contract basis. Costs allocated from Verizon Services are included in Operations and Support Expenses.

     Direct incremental costs consist of our proportionate share of expenses associated with completing the merger transaction such as professional and regulatory fees, compensation arrangements and shareowner-related costs. Employee severance costs, as recorded under Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits," represent our proportionate share of benefit costs for the separation of management employees who are entitled to benefits under pre-existing Verizon Communications separation pay plans. The separations are expected to occur as a result of consolidations and process enhancements. Accrued postemployment benefit liabilities for those employees are included in our balance sheet as a component of Accounts Payable and Accrued Liabilities - Other.

Transition Costs

     In addition to the direct merger-related and severance costs, over the next several years, we expect to incur transition costs related to the merger. These costs will be incurred to integrate systems, consolidate real estate and relocate employees. These costs will include our allocated share of merger-related costs from Verizon Services. They also include advertising and other costs to establish the Verizon brand. Transition costs are expensed as incurred. During the nine month period ended September 30, 2000, we incurred $3.8 million of transition costs. These costs include approximately $3.7 million representing our allocated share of transition costs from Verizon Services.

Other Related Actions

     During the second quarter of 2000, we also recorded a $2.6 million charge for other actions in relation to the merger or other strategic decisions. This charge included the write-off of duplicate assets.

                            Verizon Pennsylvania Inc.

3.   Dividend

     On November 1, 2000, we declared and paid a dividend in the amount of $70.7 million to Verizon Communications.

4.   Recent Accounting Pronouncements

FASB Accounting Standard - Derivatives and Hedging Activities

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be measured at fair value and recognized as either assets or liabilities on our balance sheet. Changes in the fair values of derivative instruments will be recognized in either earnings or other comprehensive income, depending on the designated use and effectiveness of the instruments.

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

     We are currently evaluating the provisions of SFAS No. 133 and SFAS No. 138, which we will adopt on January 1, 2001. The impact of adoption will be affected by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions at the date of adoption.

SEC Staff Accounting Bulletin - Revenue Recognition

     In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which provides additional guidance on revenue recognition and, in certain circumstances, requires the deferral of incremental costs. We will adopt SAB No. 101 in the fourth quarter of 2000, retroactive to January 1, 2000. We are currently assessing the impact of adopting SAB No. 101.

5.   Shareowner's Investment

                                                                         Contributed          Reinvested    Accumulated Other
(Dollars in Millions) (Unaudited)                  Common Stock              Capital            Earnings   Comprehensive Loss
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                           $1,594.7                  $.7            $   10.9                $(.2)
Net income                                                                                         381.5
Dividends paid to parent                                                                          (190.7)
                                                 -------------------------------------------------------------------------------
Balance at September 30, 2000                          $1,594.7                  $.7            $  201.7                $(.2)
                                                 ===============================================================================

     Net income and comprehensive income were the same for the nine months ended September 30, 2000 and 1999.

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

     Federal and state regulatory conditions to the Bell Atlantic - GTE merger include certain commitments to, among other things, promote competition and the widespread deployment of advanced services, while helping ensure that consumers continue to receive high-quality, low cost telephone services. In some cases, there are significant penalties associated with not meeting these commitments. The cost of satisfying these commitments could have a significant impact on net income in future periods. As previously disclosed, the cost of satisfying these commitments is likely to impact the net income of Verizon Communications on a consolidated basis in 2000 by approximately $275 to $325 million, based on preliminary estimates. The estimated impact on each operating telephone subsidiary, including the Company, is currently being assessed.

                            Verizon Pennsylvania Inc.

Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2).)

     This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements.


RESULTS OF OPERATIONS

     We reported net income of $381.5 million for the nine month period ended September 30, 2000, compared to net income of $368.9 million for the same period in 1999.

     Our results for 2000 and 1999 were affected by special items. The special items in both periods include our allocated share of charges from Verizon Services Corp. (Verizon Services), an affiliate that provides centralized services on a contract basis.

     The following table shows how special items are reflected in our condensed statements of income for each period:

                                                                                 (Dollars in Millions)
Nine Months Ended September 30,                                                2000                 1999
-----------------------------------------------------------------------------------------------------------
Operating Revenues
  Regulatory contingency                                                      $  .8               $  ---
                                                                  -----------------------------------------

Operations and Support Expenses
  Bell Atlantic-GTE merger direct incremental costs                            18.7                  ---
  Bell Atlantic-GTE merger severance costs                                     20.0                  ---
  Bell Atlantic-GTE merger transition costs                                     3.8                  ---
  Bell Atlantic-GTE merger other related actions                                 .3                  ---
  Bell Atlantic-NYNEX merger transition costs                                   ---                 11.8
  Other charges and special items                                              12.1                  ---
                                                                  -----------------------------------------
                                                                               54.9                 11.8
                                                                  -----------------------------------------

Depreciation and Amortization
  Bell Atlantic-GTE merger other related actions                                2.3                  ---
                                                                  -----------------------------------------

Interest Expense
  Regulatory contingency                                                         .3                  ---
                                                                  -----------------------------------------
Net impact on pre-tax income                                                  $58.3                $11.8
                                                                  =========================================

     What follows is a further explanation of the nature of these special items.

Bell Atlantic - GTE Merger

     On June 30, 2000, Bell Atlantic and GTE completed a merger of equals under a definitive merger agreement dated as of July 27, 1998. Under the terms of the agreement, GTE became a wholly owned subsidiary of Bell Atlantic. In September 2000, Bell Atlantic changed its name to Verizon Communications Inc. (Verizon Communications). The merger qualified as a tax-free reorganization and has been accounted for as a pooling of interests. Under this method of accounting, Bell Atlantic and GTE are treated as if they had always been combined for accounting and financial reporting purposes.

Merger-Related and Severance Costs

     Results of operations for the nine months ended September 30, 2000 included merger-related pre-tax costs totaling approximately $38.7 million, consisting of $18.7 million for direct incremental costs and $20.0 million for employee severance costs. These costs include approximately $31.2 million representing our allocated share of merger-related costs from Verizon Services. Costs allocated from Verizon Services are included in Operations and Support Expenses.

     Direct incremental costs consist of our proportionate share of expenses associated with completing the merger transaction such as professional and regulatory fees, compensation arrangements and shareowner-related costs. Employee severance costs, as recorded under Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits," represent our proportionate share of benefit costs for the separation of management employees who are entitled to benefits under pre-existing Verizon Communications

                            Verizon Pennsylvania Inc.

separation pay plans. The separations are expected to occur as a result of consolidations and process enhancements. Accrued postemployment benefit liabilities for those employees are included in our balance sheet as a component of Accounts Payable and Accrued Liabilities - Other.

Transition Costs

     In addition to the direct merger-related and severance costs, over the next several years, we expect to incur transition costs related to the merger. These costs will be incurred to integrate systems, consolidate real estate and relocate employees. These costs will include our allocated share of merger-related costs from Verizon Services. They also include advertising and other costs to establish the Verizon brand. Transition costs are expensed as incurred. During the nine month period ended September 30, 2000, we incurred $3.8 million of transition costs. These costs include approximately $3.7 million, representing our allocated share of transition costs from Verizon Services.

Other Related Actions

     During the second quarter of 2000, we also recorded a $2.6 million charge for other actions in relation to the merger or other strategic decisions. This charge included the write-off of duplicate assets.

Other Charges and Special Items

Regulatory Contingency

     In the second quarter of 2000, we recognized a charge for a regulatory matter totaling $1.1 million. We recorded a reduction to operating revenue in the amount of $.8 million and a charge to interest expense of $.3 million. This matter relates to a specific issue currently under investigation by the Federal Communications Commission (FCC). We believe that it is probable that the ultimate resolution of this matter will result in refunds to our customers, including interest.

Other Items

     In the second quarter of 2000, we recorded other charges and special items totaling approximately $12.1 million. These charges included costs for the write-off of accounts receivable, legal contingencies and other miscellaneous items.

Bell Atlantic - NYNEX Merger

Merger-Related Costs

     In connection with the Bell Atlantic-NYNEX merger, which was completed in August 1997, we recorded pre-tax merger-related transition costs of $11.8 million in the first nine months of 1999. These costs include approximately $10.2 million, representing our allocated share of transition costs from Verizon Services.

     Transition costs consisted of our proportionate share of costs associated with integrating the operations of Bell Atlantic and NYNEX, such as systems modification costs and advertising and branding costs. Transition costs were expensed as incurred.

These and other items affecting the comparison of our results of operations for the nine month periods ended September 30, 2000 and 1999 are discussed in the following sections.

                            Verizon Pennsylvania Inc.

OPERATING REVENUE STATISTICS
----------------------------

                                                    2000          1999     % Change
--------------------------------------------------------------------------------------
At September 30,
Access Lines in Service (in thousands)*
   Residence                                       4,273         4,249          .6%
   Business                                        2,365         2,356          .4
   Public                                             70            72        (2.8)
                                           -------------------------------------------
                                                   6,708         6,677          .5
                                           ===========================================
Nine Months Ended September 30,
Access Minutes of Use (in millions)               19,812        19,770          .2
                                           ===========================================

* 1999 reflects a restatement of access lines in service


OPERATING REVENUES
------------------
(Dollars in Millions)


Nine Months Ended September 30,                           2000                 1999
--------------------------------------------------------------------------------------
Local services                                        $1,442.9             $1,411.2
Network access services                                  901.4                847.6
Long distance services                                   201.9                220.1
Other services                                           225.4                179.6
                                             -----------------------------------------
Total                                                 $2,771.6             $2,658.5
                                             =========================================


LOCAL SERVICES

      2000 - 1999                                               Increase
--------------------------------------------------------------------------------
      Nine Months                                          $31.7         2.2%
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

     Local service revenues increased in the first nine months of 2000 primarily due to higher customer demand and usage of our value-added services, as well as our wire maintenance and data transport and digital services. Price increases implemented on certain local exchange services also contributed to the increase in local service revenues. Growth in local service revenue was partially offset by the effect of resold and UNE platform access lines.

     The effect of an 18-day work stoppage, as described below under "Operating Expenses - Operations and Support - Labor Agreements," adversely affected local service revenue growth due to the delay in the installation of new services and as a result of customers not having full access to demand-based services.


NETWORK ACCESS SERVICES

      2000 - 1999                                               Increase
--------------------------------------------------------------------------------
      Nine Months                                          $53.8         6.3%
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

                            Verizon Pennsylvania Inc.

     Network access revenue growth in the first nine months of 2000 was mainly attributable to increased demand for special access services, reflecting a greater utilization of our network. Higher network usage by alternative providers of intraLATA toll services and higher end-user revenues attributable to an increase in access lines in service further contributed to the growth this year.

     In addition, network access revenues included higher revenues received from customers for the recovery of local number portability (LNP) costs. LNP allows customers to change local exchange carriers while maintaining their existing telephone numbers. In December 1998, the FCC issued an order permitting us to recover costs incurred for LNP in the form of monthly end-user charges for a five-year period beginning in March 1999.

     Volume-related growth was largely offset by price reductions associated with federal and state price cap filings and other regulatory decisions, including the implementation of the Coalition for Affordable Local and Long Distance Service (CALLS) plan, effective July 1, 2000. For more information on federal access rates, see "Other Matters - FCC Regulation and Interstate Rates." In addition, revenue was reduced by a special charge for a contingency associated with a regulatory matter, as described in the Results of Operations section.


LONG DISTANCE SERVICES

      2000 - 1999                                              (Decrease)
--------------------------------------------------------------------------------
      Nine Months                                         $(18.2)       (8.3)%
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

     The decline in long distance revenues in the first nine months of 2000 was principally caused by the competitive effects of presubscription, which enables customers to make intraLATA toll calls using a competing carrier without having to dial an access code. The negative effect of presubscription on long distance revenues was partially mitigated by increased network access services for usage of our network by alternative service providers. In response to presubscription, we have implemented customer win-back and retention initiatives that include toll calling discount packages and product bundling offers. These revenue reductions were partially offset by additional revenues generated by higher calling volumes.


OTHER SERVICES

      2000 - 1999                                              Increase
--------------------------------------------------------------------------------
      Nine Months                                         $45.8        25.5%
--------------------------------------------------------------------------------

     Our other services include such services as billing and collections for long distance carriers and affiliates, facilities rentals to affiliates and nonaffiliates, collocation by competitive local exchange carriers, usage of separately priced (unbundled) components of our network by competitive local exchange carriers, public (coin) telephone, customer premises equipment (CPE) and sales of materials and supplies to affiliates. Other services revenues also include fees paid by customers for nonpublication of telephone numbers and multiple white page listings and fees paid by an affiliate for usage of our directory listings.

     Other services revenues increased in the first nine months of 2000 primarily due to higher payments received from competitive local exchange carriers for interconnection of their networks with our network and for the purchase of unbundled network elements.

                            Verizon Pennsylvania Inc.

OPERATING EXPENSES
------------------
(Dollars in Millions)

OPERATIONS AND SUPPORT

      2000 - 1999                                              Increase
--------------------------------------------------------------------------------
      Nine Months                                         $72.2         5.2%
--------------------------------------------------------------------------------

     Operations and support expenses consist of employee costs and other operating expenses. Employee costs consist of salaries, wages and other employee compensation, employee benefits and payroll taxes. Other operating expenses consist of contract services including centralized services expenses allocated from Verizon Services, rent, network software costs, operating taxes other than income, the provision for uncollectible accounts receivable, and other costs.

     The increase in operations and support expenses was primarily attributable to merger-related costs and other special items recorded in 2000. These charges consisted of $42.8 million for merger-related costs and $12.1 million for other special items. Operations and support expenses were further increased by higher costs for contracted services and higher interconnection and related costs associated with reciprocal compensation arrangements with competitive local exchange and other carriers to terminate calls on their network. Annual salary and wage increases for management and associate employees also contributed to the increase in expense.

     These increases were partially offset by a decline in pension and benefit costs and the effects of the work stoppage. The decline in pension and benefit costs was due to favorable pension plan investment returns and changes in actuarial assumptions. These factors were partially offset by changes in certain plan provisions, including a previously reported amendment to our management cash balance plan and a special lump sum pension payment to management and associate retirees.

Labor Agreements

     Associate employee wages, and pension and other benefits are determined under contracts with unions representing our associate employees. On August 5, 2000, the collective bargaining agreement with the Communications Workers of America (CWA) expired, and the union initiated a work stoppage.

     On August 23, 2000, Verizon Communications reached a tentative agreement with the CWA on a new 3-year contract covering our employees. The contract provides for annual wage increases of 4 percent, 3 percent and 5 percent, beginning in August 2000. Customer service representatives will receive an additional 4 percent wage increase effective immediately. Pension benefits for active employees will increase by 5 percent on July 1, 2001, 5 percent on July 1, 2002 and 4 percent on July 1, 2003. The contract resolves certain local issues, including overtime and work rules, raised by the CWA and also includes team-based incentive awards for meeting higher service, performance and other standards, increased funding for work and family programs, improvements to health and other benefits and certain provisions relating to access to work and employment security. In addition, prior to year-end, all union-represented employees will be granted options to purchase 100 shares of Verizon Communications' common stock.

     The labor agreement with the CWA has been ratified by the union membership.

     On October 27, 2000, we reached a tentative agreement with the International Brotherhood of Electrical Workers (IBEW) on a one-year extension of the current contract. Under the tentative agreement, the current contract, which expires on August 10, 2002, will be extended to August 2, 2003. Wages will increase by 1 percent on February 2001, 3 percent in August 2001, and 5 percent in August 2002. Pension benefits for active employees will increase by 3 percent on January 1, 2001, 5 percent on July 1, 2001, 5 percent on July 1, 2002 and 4 percent on July 1, 2003. The tentative agreement also includes team-based incentive awards for meeting higher service, performance and other standards, increased funding for work and family programs, improvements to health and other benefits and certain provisions relating to access to work and employment security. In addition, prior to year-end, all union-represented employees will be granted options to purchase 100 shares of Verizon Communications' common stock. The IBEW will submit the contract to its members for ratification by December 1, 2000.

DEPRECIATION AND AMORTIZATION

      2000 - 1999                                              Increase
--------------------------------------------------------------------------------
      Nine Months                                         $34.6         6.2%
--------------------------------------------------------------------------------

     Depreciation and amortization expense increased in the first nine months of 2000 over the same period in 1999 principally as a result of growth in depreciable telephone plant and changes in the mix of plant assets. The growth in telephone plant was largely attributable to increased capital expenditures for software and hardware to support the expansion of our network. Depreciation and amortization was also impacted by the recording of merger-related costs, as described in the Results of Operations section. These factors were partially offset by the effect of lower rates of depreciation and amortization.

                            Verizon Pennsylvania Inc.

OTHER INCOME, NET

      2000 - 1999                                              Increase
--------------------------------------------------------------------------------
      Nine Months                                         $12.5       625.0%
--------------------------------------------------------------------------------

     The change in other income, net, was primarily attributable to additional interest income associated with the settlement of tax-related matters in the first nine months of 2000. Other items contributing to the change, but to a lesser extent, were increases in the income recognized from our investment in SMS/800 under the equity method and nonperformance fees received from a vendor.


INTEREST EXPENSE

      2000 - 1999                                             Increase
--------------------------------------------------------------------------------
      Nine Months                                         $6.1        6.7%
--------------------------------------------------------------------------------

     Interest expense includes costs associated with borrowings and capital leases, net of interest capitalized as a cost of acquiring or constructing plant assets.

     Interest expense increased in the first nine months of 2000 over the same period in 1999 primarily due to higher levels of average short-term debt with an affiliate and higher interest rates associated with this debt. Interest expense was also impacted by additional interest costs associated with a regulatory contingency, as described in the Results of Operations section. These factors were partially offset by higher capitalized interest costs resulting from higher levels of average telephone plant under construction.


EFFECTIVE INCOME TAX RATES

      Nine Months Ended September 30,
--------------------------------------------------------------------------------
      2000                                                     40.3%
--------------------------------------------------------------------------------
      1999                                                     41.1%
--------------------------------------------------------------------------------

     The effective income tax rate is the provision for income taxes as a percentage of income before the provision for income taxes. Our effective income tax rate was lower in the first nine months of 2000 principally due to non-recurring deferred income tax benefits recorded in the first nine months of 2000.



OTHER MATTERS
-------------

FCC Regulation and Interstate Rates

     On May 31, 2000, the FCC approved the industry proposal to restructure access charges (known as the "CALLS plan"). Under the terms of the plan, direct end-user access charges are increased while access charges to long distance carriers are reduced. While the plan continues the 6.5% (less inflation) annual reductions for most interstate access charges, it provides for a price freeze when switched access transport prices reach $0.0055 per-minute. In addition, in conjunction with provisions that will allow carriers to deaverage their subscriber line charges by geographic zones, the plan establishes a new $650 million universal service fund to support interstate access rates. Of that amount, Verizon Communications expects approximately $320 million to be used to support interstate access services in its service territory. The price restructuring portions of the plan are mandatory for all large local exchange carriers, including Verizon Communications' telephone operating companies, such as us. The price level portions of the plan are mandatory only in the initial year of the plan. By September 14, 2000, carriers were to decide whether to participate in the remaining four years of the plan, or whether to submit cost studies as the basis of future price caps.

     Consistent with the new access plan, Verizon Communications filed tariff adjustments to take effect on July 1, 2000 (with modifications effective August 11, 2000). As a result of these tariff adjustments, former GTE carriers in ten states, and former Bell Atlantic carriers in seven states reached the $0.0055 benchmark and by opting into the full five year CALLS plan, Verizon

                            Verizon Pennsylvania Inc.

Communications would not be subject to further annual interstate switched access price reductions for the remaining life of the plan.

     As of September 14, 2000, Verizon Communications formally opted to participate in the full five-year term of the FCC-adopted industry plan to restructure access rates known as the CALLS plan. As a result of this decision, price caps on Verizon Communications' interstate access charges will be set according to the terms of the CALLS plan.

State Regulation

     On September 30, 1999, the PUC issued a final decision in its "Global" processing on telecommunication competition matters. The decision proposes to require us to split into separate retail and wholesale corporations. It proposes reductions in access charges applicable to services provided to interexchange carriers and in both unbundled network element rates and wholesale rates applicable to services and facilities provided to competitive local exchange carriers. It requires us to provide combinations of unbundled network elements beyond those required by the FCC. It reclassifies certain business services as "competitive," but restricts the pricing freedom that this classification is supposed to give us. It sets a schedule of prerequisites for state endorsement of a our application to the FCC for permission to offer in-region long distance service under Section 271 of the Telecommunications Act of 1996 that is likely to delay that endorsement. We challenged the lawfulness of this order in the Commonwealth Court of Pennsylvania and the Federal District Court. On October 24, 2000, the Commonwealth Court confirmed the PUC's Order and held that the PUC had the power to order structural separation of us. We are currently considering our appellate options. The federal district court action is still pending.

     On April 26, 2000, the PUC reinitiated its proceeding to determine the nature and form of the separate subsidiary ordered in its "Global" proceeding. The PUC ordered us to file an updated structural separation plan and mitigation plan. In addition, in recognition of the passage of time and the potential for changed circumstances, the PUC invited us to submit alternative proposals to structurally separate our retail and wholesale operations. On June 26, 2000, we submitted a structural separation plan, estimating that the implementation costs, including both capital and expense, for full structural separation would be over $800 million and that the ongoing annual expenses would be over $300 million. We also submitted an alternative proposal for structural separation that involved the establishment of a separate data affiliate. A final ruling in this docket is not expected until early next year.

Recent Accounting Pronouncements

FASB Accounting Standard - Derivatives and Hedging Activities

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be measured at fair value and recognized as either assets or liabilities on our balance sheet. Changes in the fair values of derivative instruments will be recognized in either earnings or other comprehensive income, depending on the designated use and effectiveness of the instruments.

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

     We are currently evaluating the provisions of SFAS No. 133 and SFAS No. 138, which we will adopt on January 1, 2001. The impact of adoption will be affected by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions at the date of adoption.

SEC Staff Accounting Bulletin - Revenue Recognition

     In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which provides additional guidance on revenue recognition and, in certain circumstances, requires the deferral of incremental costs. We will adopt SAB No. 101 in the fourth quarter of 2000, retroactive to January 1, 2000. We are currently assessing the impact of adopting SAB No. 101.

                            Verizon Pennsylvania Inc.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        There were no proceedings reportable under this Item.


Item 6. Exhibits and Reports on Form 8-K


        (a)  Exhibits:

             Exhibit Number

             27   Financial Data Schedule.


        (b) Current Reports on Form 8-K filed during the quarter ended September 30, 2000:

             A Current Report on Form 8-K, dated August 23, 2000, was filed regarding a tentative agreement on a new three-year contract with the Communications Workers of America in the Mid-Atlantic region.

             A Current Report on Form 8-K, dated September 7, 2000, was filed in connection with a change in our independent accountants.

                            Verizon Pennsylvania Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         VERIZON PENNSYLVANIA INC.




Date:  November 14, 2000                 By  /s/  Edwin F. Hall
                                            ------------------------------------
                                                  Edwin F. Hall
                                                  Chief Financial Officer
                                                  and Controller




     UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF NOVEMBER 8, 2000.

                            Verizon Pennsylvania Inc.

                                  EXHIBIT INDEX


     Exhibit Number

     27   Financial Data Schedule.