Form 10-K405
period 2000-12-31
VERIZON PENNSYLVANIA INC
filed 2001-03-30
CIK 11107

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                    FORM 10-K

                               -------------------

  (Mark one)
     [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000

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


THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND
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

                           Verizon Pennsylvania Inc.

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

                           Verizon Pennsylvania Inc.

                                TABLE OF CONTENTS

Item No.                                                                                                       Page
--------                                                                                                       ----
                                     PART I
  1.     Business
         (Abbreviated pursuant to General Instruction I(2).) .............................................       1
  2.     Properties ......................................................................................       7
  3.     Legal Proceedings ...............................................................................       7
  4.     Submission of Matters to a Vote of Security Holders
         (Omitted pursuant to General Instruction I(2).)..................................................       7


                                     PART II

  5.     Market for Registrant's Common Equity and Related Stockholder Matters ...........................       8
  6.     Selected Financial Data
         (Omitted pursuant to General Instruction I(2).)..................................................       8
  7.     Management's Discussion and Analysis of Results of Operations
         (Abbreviated pursuant to General Instruction I(2).) .............................................       9
  7A.    Quantitative and Qualitative Disclosures About Market Risk.......................................      16
  8.     Financial Statements and Supplementary Data .....................................................      16
  9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ............      16


                                    PART III

         (Omitted pursuant to General Instruction I(2).):
10.      Directors and Executive Officers of the Registrant ..............................................      16
11.      Executive Compensation ..........................................................................      16
12.      Security Ownership of Certain Beneficial Owners and Management ..................................      16
13.      Certain Relationships and Related Transactions ..................................................      16


                                     PART IV

14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K ................................      17

      UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MARCH 27, 2001.

                            Verizon Pennsylvania Inc.

                                     PART I

Item 1.   Business

                                    GENERAL

     Verizon Pennsylvania Inc. is incorporated under the laws of the Commonwealth of Pennsylvania. Our principal offices are located at 1717 Arch Street, 32nd Fl., Philadelphia, Pennsylvania 19103 (telephone number 215-466-9900). We are a wholly owned subsidiary of Verizon Communications Inc. (Verizon).

     We presently serve a territory consisting of five Local Access and Transport Areas (LATAs). These LATAs are generally centered on a city or based on some other identifiable common geography and, with certain limited exceptions, each LATA marks the boundary within which we have been permitted by the "Modification of Final Judgment" (MFJ) to provide telephone service.

     We currently provide two basic types of telecommunications services. First, we transport telecommunications traffic between subscribers located within the same LATA (intraLATA service), including both local and long distance services. Local service includes the provision of local exchange (dial-tone), local private line and directory assistance services. Among other local services provided are Centrex (central office-based switched telephone service enabling the subscriber to make both intercom and outside calls) and a variety of special and custom calling services. Long distance service includes message toll service (calling service beyond the local calling area) within LATA boundaries, and intraLATA Wide Area Toll Service (WATS) and 800 services (volume discount offerings for customers with highly concentrated demand). We also earn long distance revenue from the provision of telecommunications service between LATAs (interLATA service) in the corridor between the cities (and certain surrounding counties) of Philadelphia, Pennsylvania and Camden, New Jersey. Second, we provide exchange access service, which links a subscriber's telephone or other equipment to the transmission facilities of interexchange carriers which, in turn, provide interLATA telecommunications service to their customers. We also provide exchange access service to interexchange carriers which provide intrastate intraLATA long distance telecommunications service, as well as local exchange access to competitive local exchange carriers for calls within a LATA. Other services we provide include customer premises wiring and maintenance, billing and collection and pay telephone services.

                            BELL ATLANTIC-GTE MERGER

     On June 30, 2000, Bell Atlantic Corporation (Bell Atlantic) and GTE Corporation (GTE) completed a merger under a definitive merger agreement dated as of July 27, 1998 and began doing business as Verizon. The merger qualified as a tax-free reorganization and has been accounted for as a pooling-of-interests business combination.

                                   OPERATIONS

     We are one of 16 public operating telephone companies owned by Verizon. Verizon has organized certain telecommunications group functions into marketing units operating across its operating telephone subsidiaries. The units focus on specific market segments. Each of the operating telephone subsidiaries, including the company, remains responsible within its respective service area for the provision of telephone services, financial performance and regulatory matters. Verizon's five strategic marketing units are compromised of the following:

     The Enterprise unit markets communications and information technology and services to large businesses and to departments, agencies and offices of the executive, judicial and legislative branches of the federal and state government. These services include voice switching/processing services (e.g., dedicated private lines, custom Centrex, call management, and voice messaging), end-user networking (e.g., credit and debit card transactions and personal computer-based conferencing, including data and video), internetworking (establishing links between the geographically disparate networks of two or more companies or within the same company), network optimization (disaster avoidance, 911 service, and intelligent vehicle highway systems) and other communications services such as distance learning, telemedicine, videoconferencing and interactive multimedia applications. The Enterprise unit also includes Verizon's Data Solutions Group which provides data transmission and network integration services (integrating multiple geographically disparate networks into one system) and Verizon's Strategic Markets unit which operates as a provider of network monitoring services and telecommunications equipment sales to medium and large businesses.

     The Retail unit markets communications and information services to residential customers and to small and medium-sized businesses within our territory. This unit also provides operator and pay telephone services. The Retail unit includes

                           Verizon Pennsylvania Inc.

Verizon Avenue, a subsidiary of Verizon that markets to customers located in multi-tenant buildings and Teleproducts, a subsidiary of Verizon that markets customer premises equipment to the end-user.

     The Wholesale unit markets (i) switched and special access to the telephone subsidiaries' local exchange networks, and (ii) billing and collection services, including recording, rating, bill processing, bill rendering, CLEC services and wireless interconnection. This unit also includes various technical planning groups that provide strategic technology and network planning, new service creation, and emerging business management.

     The Advanced Services unit markets Verizon's long distance, data and Internet access services. In certain states, Verizon's long distance subsidiaries operate as a reseller of national and international long-distance services and provide service in all 50 states to residential and business customers, including long distance services, calling cards, 800 services and operator services to its customers. Verizon's Global Networks unit is building a next generation long distance network using ATM (asynchronous transfer mode) technology.

     The National Operations unit markets Verizon's Communications and Construction services that supply installation and repair labor and manages Verizon's Supply unit that is responsible for the procurement and management of inventory and supplies for the operating telephone companies, as well as other subsidiaries. The Supply unit also sells material and logistic services to third parties.

Telecommunications Act of 1996

     The Telecommunications Act of 1996 (1996 Act) became effective on February 8, 1996, and replaced the MFJ, a consent decree that arose out of an antitrust action brought by the United States Department of Justice against AT&T. In general, the 1996 Act includes provisions that open local exchange markets to competition and permit Bell Operating Companies, including ours, to engage in manufacturing and to provide long distance service under prescribed conditions.

     Under the 1996 Act, our ability to offer in-region long distance services (that is, services originating in the states where we operate as a local exchange carrier) is largely dependent on satisfying prescribed requirements. The requirements include a 14-point "competitive checklist" of steps which we must take to help competitors offer local services through resale, through purchase of unbundled network elements (UNEs), or through their own networks. We must also demonstrate to the Federal Communications Commission (FCC) that entry into the in-region long distance market would be in the public interest.

     We are unable to predict definitively the impact that the 1996 Act will ultimately have on our business, results of operations, or financial condition. The financial impact will depend on several factors, including the timing, extent and success of competition in our markets, the timing and outcome of various regulatory proceedings and any appeals, and the timing, extent and success of our pursuit of new opportunities resulting from the 1996 Act.

In-Region Long Distance

     On January 8, 2001, we filed with the Pennsylvania Public Utility Commission (PPUC) a notice requesting state review of our compliance with the long distance provisions of the 1996 Act in preparation for a filing with the FCC. The PPUC has set a schedule that may allow completion of the state review, and filing of an application at the FCC, during the second quarter of 2001.

FCC Regulation and Interstate Rates

     We are subject to the jurisdiction of the FCC with respect to interstate services and related matters. In 2000, the FCC continued to implement reforms to the interstate access charge system and to implement the "universal service" and other requirements of the 1996 Act.

Access Charges

     Interstate access charges are the rates long distance carriers pay for use and availability of our facilities for the origination and termination of interstate service. The FCC required a phased restructuring of access charges, from January 1998 until January 2000, pursuant to which we recover non-usage-sensitive costs from long distance carriers and end-users through flat rate charges, and usage-sensitive costs from long distance carriers through usage-based rates.

     On May 31, 2000, the FCC adopted a plan advanced by members of the industry (The Coalition for Affordable Local and Long Distance Service, or "CALLS") as a comprehensive five-year plan for regulation of interstate access charges. The CALLS plan has three main components. First, it establishes a portable interstate access universal service support of $650

                           Verizon Pennsylvania Inc.

million for the industry. Of that amount, Verizon expects approximately $340 million to be used to support interstate access services in the operating telephone subsidiaries' service territory. This explicit support replaces implicit support embedded in interstate access charges. Second, the plan simplifies the patchwork of common line charges into one subscriber line charge
(SLC) and provides for de-averaging of the SLC by zones and class of customers in a manner that will not undermine comparable and affordable universal service. Third, the plan sets into place a mechanism to transition to a set target of $.0055 per minute for switched access services. Once that target rate is reached, local exchange carriers are no longer required to make further annual price cap reductions to their switched access prices.

     As of September 14, 2000, Verizon formally elected to participate in the full five-year term of the CALLS plan. As a result of this decision, price caps on our interstate access charges will be set according to the conditions of the FCC order on the CALLS plan. Under the plan, direct end-user access charges are increased while access charges to long distance carriers are reduced. While the plan continues the 6.5% (less inflation) annual reductions for most interstate access charges, it provides for a price freeze when switched access service prices reach $0.0055 per-minute. As a result of tariff adjustments which became effective in August 2000, we reached the $0.0055 benchmark.

     The FCC has adopted rules for special access services that provide for pricing flexibility and ultimately the removal of services from price regulation when competitive thresholds are met. In order to use these rules, carriers must forego the ability to take advantage of provisions in the current rules that provide relief in the event earnings fall below prescribed thresholds. In November and December 2000, Verizon made filings to obtain this added pricing flexibility. On March 14, 2001, the FCC released an Order in which it approved pricing flexibility for 46 Metropolitan Statistical Areas (MSAs) and three states (Delaware, Vermont and Maryland) served by Verizon. In ten of the MSAs and the state of Delaware, the services were awarded complete pricing flexibility and were removed from price regulation. Partial pricing flexibility was granted in the remaining MSAs and the two other states.

Universal Service

     As a result of a July 1999 decision of the U.S. Court of Appeals, Verizon's contributions to the universal service fund were reduced by approximately $107 million annually beginning on November 1, 1999, and interstate access rates were reduced accordingly because we will no longer have to recover these contributions in our rates. Last year, the petitions asking the U.S. Supreme Court to review the court of appeals decision were either withdrawn or rejected.

     In November 1999, the FCC adopted a new mechanism for providing universal service support to high cost areas served by large local telephone companies. This funding mechanism provides additional support for local telephone services in several states served by Verizon. This system has been supplemented by the new FCC access charge plan described above.

     On October 18, 2000, Verizon asked the U.S. Supreme Court to dismiss its pending review of the FCC's use of a theoretical model as one factor to determine the appropriate size of federal support for a fund for intrastate high cost areas. The review was no longer necessary because, subsequent to Verizon's petition to the U.S. Supreme Court, the FCC expressly disclaimed supervisory authority over the states' universal service activities.

     The FCC is currently considering two modifications to its universal service programs, both relating to support for rural carriers. The first, a proposal by an appointed policy task force, would provide additional support for intrastate services provided by rural carriers. The second, a proposal by a coalition of rural carriers, would make explicit support for interstate access services provided by rural carriers. The FCC is likely to address both these proposals in 2001.

Unbundling of Network Elements

     In November 1999, the FCC announced its decision setting forth new unbundling requirements, eliminating elements that it had previously required to be unbundled, limiting the obligation to provide others and adding new elements. Appeals from this decision are pending.

     In addition to the unbundling requirements released in November 1999, the FCC released an order in a separate proceeding in December 1999, requiring incumbent local exchange companies also to unbundle and provide to competitors the higher frequency portion of their local loop. This provides competitors with the ability to provision data services on top of incumbent carriers' voice services. Appeals from this order are also pending.

                           Verizon Pennsylvania Inc.

     In July 2000, the U.S. Court of Appeals for the Eighth Circuit found that some aspects of the FCC's requirements for pricing UNEs were inconsistent with the 1996 Act. In particular, it found that the FCC was wrong to require incumbent carriers to base these prices not on their real costs but on the imaginary costs of the most efficient equipment and the most efficient network configuration. The court upheld the FCC's decision that UNEs be priced based on a forward-looking cost model which ignores actual historical costs. The U.S. Supreme Court has accepted this decision for review in a case to be heard in the fall term of 2001. That portion of the court of appeals' decision has been stayed pending that review.

Compensation for Internet Traffic

     In March 2000, the Washington, D.C. Circuit Court of Appeals reversed and remanded the FCC's February 1999 order that concluded that calls to the Internet through Internet service providers (ISPs) do not terminate at the ISP but are single interstate calls. The court found that the FCC had inadequately explained why these Internet calls were not two calls. Under the FCC's decision, it was left to carrier agreements and state regulators to determine which traffic is subject to reciprocal compensation. The FCC is currently considering a new order to address the issue in light of the court remand.

State Regulation of Rates and Services

     The PPUC regulates our company under an Alternative Regulation Plan approved in 1994. The plan provides for a pure price cap plan with no sharing of earnings with customers and replaces rate base, rate of return regulation. Competitive services, including directory advertising, billing services, Centrex service, paging, speed calling, repeat calling, and HiCap (high capacity private line) and business services provided to larger customers are price deregulated. All noncompetitive services are price regulated.

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

     The PPUC's order approving the Bell Atlantic-GTE merger extended the cap on residential and business basic exchange services through 2003.

     The plan requires us to provide a Lifeline Service for residential customers. The plan also requires deployment of a universal broadband network, which must be completed in phases: 20% by 1998; 50% by 2004; and 100% by 2015. Deployment must be reasonably balanced among urban, suburban and rural areas.

     In September 1999, the PPUC issued a decision in which it proposed to require us to split into separate retail and wholesale corporations. The matter was subsequently assigned to an administrative law judge of the PPUC for further proceedings to determine the form and nature of the structural separation. In January 2001, the Administrative Law Judge released a decision which recommends that the PPUC order us to establish a separate retail affiliate within one year of a final order by the PPUC. On March 22, 2001, the full PPUC rejected the recommended decision and proposed that we adopt functional separation between our retail and wholesale businesses, and abide by a code of conduct in our operations between the retail and wholesale businesses. The PPUC also proposed that we maintain the separate data affiliate it established when the FCC approved the merger of Bell Atlantic and GTE. We have the option of rejecting the functional separation proposal and we are weighing our options at this time.

Competition

     Legislative changes, including provisions of the 1996 Act discussed above under the section "Telecommunications Act of 1996," regulatory changes and new technology are continuing to expand the types of available communications services and equipment and the number of competitors offering such services. We anticipate that these industry changes, together with the rapid growth, enormous size and global scope of these markets, will attract new entrants and encourage existing competitors to broaden their offerings. Current and potential competitors in telecommunication services include long distance companies, other local telephone companies, cable companies, wireless service providers, foreign telecommunications providers, electric utilities, Internet service providers and other companies that offer network services. Many of these companies have a strong market presence, brand recognition and existing customer relationships, all of which contribute to intensifying competition and may affect our future revenue growth. In addition, a number of major industry

                           Verizon Pennsylvania Inc.

participants have announced mergers, acquisitions and joint ventures which could substantially affect the development and nature of some or all of our markets.

Local Exchange Services

     The ability to offer local exchange services has historically been subject to regulation by state regulatory commissions. Applications from competitors to provide and resell local exchange services have been approved in the jurisdiction in which we operate. The 1996 Act has significantly increased the level of competition in our local exchange markets.

     One of the purposes of the 1996 Act was to ensure, and accelerate, the emergence of competition in local exchange markets. Toward this end, the 1996 Act requires most existing local exchange carriers (incumbent local exchange carriers, or ILECs), including our company, to permit potential competitors (competitive local exchange carriers, or CLECs) to:

     .    purchase service from the ILEC for resale to CLEC customers
     .    purchase unbundled network elements from the ILEC, and/or
     .    interconnect the CLEC's network with the ILEC's network.

     The 1996 Act provides for arbitration by the state public utility commission if an ILEC and a CLEC are unable to reach agreement on the terms of the arrangement sought by the CLEC.

     Our negotiations with various CLECs, and arbitrations before our state regulator, have continued. We expect that these agreements, and the 1996 Act, will continue to lead to substantially increased competition in our local exchange markets in 2001 and subsequent years. We believe that this competition will be both on a facilities basis and in the form of resale by CLECs of our service. Under the various agreements and arbitrations discussed above, we are generally required to sell our services to CLECs at discounts from the prices we charge our retail customers.

IntraLATA Toll Services

     IntraLATA toll calls originate and terminate within the same LATA, but generally cover a greater distance than a local call. State regulatory commissions rather than federal authorities generally regulate these services. The state regulatory commission permits other carriers to offer intraLATA toll services within the state.

     Until the implementation of "presubscription," we completed intraLATA toll calls unless the customer dialed a code to access a competing carrier. Presubscription changed this dialing method and enabled customers to make these toll calls using another carrier without having to dial an access code. We implemented presubscription in July 1997.

     Implementation of presubscription for intraLATA toll services has had a material negative effect on intraLATA toll service revenues. However, the negative effect has been partially mitigated by an increase in intraLATA network access revenues.

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

Wireless Services

     Wireless services also constitute potential sources of competition to our wireline telecommunications services, especially as wireless carriers continue to lower their prices to end-users. Wireless telephone services employ analog and

                           Verizon Pennsylvania Inc.

digital technology that allows customers to make and receive telephone calls from any location using small handsets, and can also be used for data transmission.

Public Telephone Services

     We face increasing competition in the provision of pay telephone services from other providers. In addition, the growth of wireless communications decreases usage of public telephones.

Operator Services

     Alternative operator services providers have entered into competition with our operator services product line.

                                    EMPLOYEES

     As of December 31, 2000, we had approximately 12,400 employees.

                           Verizon Pennsylvania Inc.

Item 2.   Properties

                                     GENERAL

     Our principal properties do not lend themselves to simple description by character and location. Our investment in plant, property and equipment consisted of the following at December 31:

                                                          2000             1999
--------------------------------------------------------------------------------
Central office equipment                                   45%              44%
Outside communications plant                               38               40
Land and buildings                                          7                7
Furniture, vehicles and other work equipment                7                7
Other                                                       3                2
                                                     ---------------------------
                                                          100%             100%
                                                     ===========================

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

     All of our properties, located in the state of Pennsylvania, are generally in good operating condition and are adequate to satisfy the needs of our business.

     Our customers are served by electronic switching systems that provide a wide variety of services. Our network is in a transition from an analog to a digital network, which provides the capabilities to furnish advanced data transmission and information management services. At December 31, 2000, approximately 97% of the access lines were served by digital capability.

                              CAPITAL EXPENDITURES

     We have been making and expect to continue to make significant capital expenditures to meet the demand for communications services and to further improve such services. Capital expenditures were approximately $1,160 million in 2000, $965 million in 1999 and $935 million in 1998. Capital expenditures exclude additions under capital lease. Our total investment in plant, property and equipment was approximately $11.9 billion at December 31, 2000, $11.1 billion at December 31, 1999, and $10.4 billion at December 31, 1998, including the effect of retirements, but before deducting accumulated depreciation.

Item 3.   Legal Proceedings

          There were no proceedings reportable under Item 3.

Item 4.   Submission of Matters to a Vote of Security Holders

          (Omitted pursuant to General Instruction I(2).)

                           Verizon Pennsylvania Inc.

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

          Not applicable.

Item 6.   Selected Financial Data

          (Omitted pursuant to General Instruction I(2).)

                           Verizon Pennsylvania Inc.

Item 7. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction I(2).)

     This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements listed in the index set forth on page F-1.

     The communications services we provide are subject to regulation by the Pennsylvania Public Utility Commission (PPUC) with respect to intrastate rates and services and certain other matters. For a further discussion of the company and our regulatory plan, see Item 1 - "Description of Business."

RESULTS OF OPERATIONS
---------------------

     We reported net income of $464.4 million in 2000, compared to net income of $482.3 million in 1999.

     Our results for 2000 and 1999 were affected by special items. The special items in both periods include our allocated share of charges from Verizon Services Corp. (Verizon Services), an affiliate that provides centralized services on a contract basis.

     The following table shows how special items are reflected in our condensed statements of income for each period:

                                                                                                       (Dollars in Millions)
Years Ended December 31,                                                                           2000                1999
----------------------------------------------------------------------------------------------------------------------------
Operating Revenues
  Regulatory contingency                                                                         $   .8               $ ---
                                                                                      --------------------------------------

Operations and Support Expenses
  Bell Atlantic-GTE merger direct incremental costs                                                18.7                 ---
  Bell Atlantic-GTE merger severance costs                                                         20.0                 ---
  Bell Atlantic-GTE merger transition costs                                                        11.2                 ---
  Bell Atlantic-GTE merger related costs                                                             .3                 ---
  Bell Atlantic-NYNEX merger transition costs                                                       ---                25.3
  Other charges and special items                                                                  12.1                 ---
                                                                                      --------------------------------------
                                                                                                   62.3                25.3
                                                                                      --------------------------------------

Depreciation and Amortization
  Bell Atlantic-GTE merger other related actions                                                    2.3                 ---
                                                                                      --------------------------------------

Interest Expense
  Regulatory contingency                                                                             .3                 ---
                                                                                      --------------------------------------
Net impact on pre-tax income                                                                     $ 65.7               $25.3
                                                                                      ======================================

     What follows is a further explanation of the nature of these special items.

Completion of Mergers

     On June 30, 2000, Bell Atlantic and GTE completed a merger under a definitive merger agreement dated as of July 27, 1998. Under the terms of the agreement, GTE became a wholly owned subsidiary of Bell Atlantic. With the closing of the merger, the combined company began doing business as Verizon Communications. The merger qualified as a tax-free reorganization and has been accounted for as a pooling-of-interests business combination. Under this method of accounting, Bell Atlantic and GTE are treated as if they had always been combined for accounting and financial reporting purposes.

     In August 1997, Bell Atlantic and NYNEX completed a merger of equals under a definitive merger agreement entered into on April 21, 1996 and amended on July 2, 1996. Under the terms of the amended agreement, NYNEX became a wholly owned subsidiary of Bell Atlantic. The merger qualified as a tax-free reorganization and has been accounted for as a pooling-of-interests.

                           Verizon Pennsylvania Inc.

Merger-Related Charges

Direct Incremental Costs

     Direct incremental costs related to the Bell Atlantic-GTE merger of $18.7 million (including $18.1 million allocated from Verizon Services) include compensation, professional services and other costs. Compensation includes retention payments to employees that were contingent on the close of the merger. Professional services include investment banking, legal, accounting, consulting and other advisory fees incurred to obtain federal and state regulatory approvals and take other actions necessary to complete the merger. Other includes costs incurred to obtain shareholder approval of the merger, register securities and communicate with shareholders, employees and regulatory authorities regarding merger issues. Substantially all of the Bell Atlantic-GTE merger direct incremental costs have been paid as of December 31, 2000.

Employee Severance Costs

     Employee severance costs related to the Bell Atlantic-GTE merger of $20.0 million (including $13.1 million allocated from Verizon Services), as recorded under SFAS No. 112, "Employers' Accounting for Postemployment Benefits," represent the benefit costs for the separation of management employees who are entitled to benefits under pre-existing separation plans. The separations either have or are expected to occur as a result of consolidations and process enhancements within our company. Accrued postemployment benefit liabilities for those employees are included in our balance sheets as a component of Accounts Payable and Accrued Liabilities - Other.

Transition Costs

     In addition to the direct merger-related and severance costs discussed above, from the date of the Bell Atlantic-GTE merger, we expect to incur transition costs over the next several years related to the Bell Atlantic-GTE merger. These costs will be incurred to integrate systems, consolidate real estate, relocate employees and meet certain regulatory conditions of the merger. They also include costs for advertising and other costs to establish the Verizon brand. Transition costs related to the Bell Atlantic-GTE merger were $11.2 million in 2000 (including $10.8 million allocated from Verizon Services).

     In connection with the Bell Atlantic-NYNEX merger, we recorded transition costs of $25.3 million in 1999 (including $23.6 million allocated from Verizon Services) associated with integrating the operations of Bell Atlantic and NYNEX.

Other Initiatives

     During the second quarter of 2000, we also recorded a $2.6 million charge for other actions in relation to the Bell Atlantic - GTE merger. This charge was related to the write-off of duplicate assets.

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

     These and other items affecting the comparison of our results of operations for the years ended December 31, 2000 and 1999 are discussed in the following sections.

Results of Operations

     We have one reportable segment, which provides domestic wireline telecommunications services. You can find additional information about segment reporting in Note 14 to the financial statements.

                           Verizon Pennsylvania Inc.

OPERATING REVENUE STATISTICS
----------------------------

                                                                                     2000            1999       % Change
---------------------------------------------------------------------------------------------------------------------------
At Year-End
Access Lines in Service (in thousands)*
  Residence                                                                         4,211           4,270            (1.4)%
  Business                                                                          2,357           2,359            (0.1)
  Public                                                                               69              71            (2.8)
                                                                             -------------------------------
                                                                                    6,637           6,700            (0.9)
                                                                             ===============================
For the Year
Access Minutes of Use (in millions)                                                26,341          26,453           (0.4)%
                                                                             ===============================

* 1999 reflects a restatement of access lines in service

OPERATING REVENUES
------------------
(Dollars in Millions)


Years Ended December 31                                                                              2000            1999
----------------------------------------------------------------------------------------------------------------------------
Local services                                                                                     $1,924.1        $1,894.2
Network access services                                                                             1,208.1         1,130.6
Long distance services                                                                                264.6           298.5
Other services                                                                                        318.4           258.9
                                                                                            --------------------------------
Total                                                                                              $3,715.2        $3,582.2
                                                                                            ================================

LOCAL SERVICES

                                                    Increase
--------------------------------------------------------------------------------
     2000 - 1999                               $29.9         1.6%
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

     Local service revenues increased in 2000 primarily due to higher customer demand and usage of our value-added, inside wire maintenance, and data transport and digital services. Growth in local service revenue was partially offset by the effect of resold and UNE platforms.

NETWORK ACCESS SERVICES

                                                    Increase
--------------------------------------------------------------------------------
     2000 - 1999                               $77.5         6.9%
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

     Network access revenue growth in 2000 was mainly attributable to increased demand for special access services, reflecting a greater utilization of our network. Higher network usage by alternative providers of intraLATA toll services and higher end-user revenues further contributed to the growth this year. Network access revenues also included the effect of a reversal of an accrual from a prior period as the result of the favorable resolution of a regulatory matter.

                           Verizon Pennsylvania Inc.

     Volume-related growth was largely offset by price reductions associated with federal and state price cap filings and other regulatory decisions. The FCC regulates rates that we charge long distance carriers and end-user subscribers for interstate access services. We are required to file new access rates with the FCC each year. In July 2000, we implemented the Coalition for Affordable Local and Long Distance Service (CALLS) plan. Rates included in the July 2000 CALLS plan will be in effect through June 2001. You can find additional information on FCC rulemakings concerning federal access rates, universal service and unbundling network elements in Item 1- "Description of Business, Operations - FCC Regulation and Interstate Rates." In addition, revenue was reduced by a special charge for a contingency associated with a regulatory matter, as described in the Results of Operations section.

LONG DISTANCE SERVICES

                                                              (Decrease)
--------------------------------------------------------------------------------
     2000 - 1999                                         ($33.9)      (11.4%)
--------------------------------------------------------------------------------

     Long distance revenues are earned primarily from calls made to points outside a customer's local calling area, but within our service area (intraLATA toll). IntraLATA toll calls originate and terminate within the same LATA, but generally cover a greater distance than a local call. These services are regulated by the PPUC except where they cross state lines. Other long distance services that we provide include 800 services, Wide Area Telephone Service
(WATS), and corridor services (between LATAs in Philadelphia and southern New Jersey).

     The decline in long distance revenues in 2000 was principally caused by the competitive effects of presubscription, which enables customers to make intraLATA toll calls using a competing carrier without having to dial an access code. The negative effect of presubscription on long distance revenues was partially mitigated by increased network access services for usage of our network by alternative service providers. In response to presubscription, we have implemented customer win-back and retention initiatives that include toll calling discount packages and product bundling offers.

OTHER SERVICES

                                                               Increase
--------------------------------------------------------------------------------
     2000  - 1999                                         $59.5        23.0%
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

     Other services revenues increased in 2000 primarily due to higher payments received from competitive local exchange carriers for interconnection of their networks with our network and for the purchase of unbundled network elements.

                           Verizon Pennsylvania Inc.

OPERATING EXPENSES
------------------
(Dollars in Millions)


OPERATIONS AND SUPPORT
                                                      Increase
--------------------------------------------------------------------------------
     2000 - 1999                                $63.9         3.4%
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

     The increase in operations and support expenses was primarily attributable to merger-related costs and other special items recorded in 2000. Operations and support expenses were further increased by higher costs for contract services and higher interconnection and related costs associated with reciprocal compensation arrangements with competitive local exchange and other carriers to terminate calls on their network. Annual salary and wage increases for management and non-management employees also contributed to the increase in expense.

     These increases were partially offset by a decline in pension and benefit costs and lower gross receipts taxes. The decline in pension and benefit costs was chiefly due to favorable pension plan investment returns and changes in actuarial assumptions. These factors were partially offset by changes in certain plan provisions, increased health care costs caused by inflation, as well as benefit improvements provided for under new contracts with certain employees. In 2000, Verizon Communications executed new contracts with the unions representing our certain employees. The contract with the Communications Workers of America
(CWA) provides for annual wage increases of 4 percent, 3 percent and 5 percent, beginning in August 2000. Customer service representatives received an additional 4 percent wage increase. Pension benefits for active employees will increase by 5 percent on July 1, 2001, 5 percent on July 1, 2002 and 4 percent on July 1, 2003. The contract includes team-based incentive awards for meeting higher service, performance and other standards, increased funding for work and family programs, improvements to health and other benefits and certain provisions relating to overtime, access to work and employment security. In addition, all CWA union-represented employees were granted options to purchase 100 shares of Verizon Communications' common stock.

     Verizon Communications also entered into a one-year extension of the contract with International Brotherhood of Electrical Workers (IBEW) in 2000. The contract, which will expire on August 2, 2003, provides for wage increases of 1 percent in February 2001, 3 percent in August 2001, and 5 percent in August 2002. Pension benefits for active employees will increase by 3 percent on January 1, 2001, 5 percent on July 1, 2001, 5 percent on July 1, 2002 and 4 percent on July 1, 2003. The contract also includes team-based incentive awards for meeting higher service, performance and other standards, increased funding for work and family programs, improvements to health and other benefits and certain provisions relating to access to work and employment security. In addition, all IBEW union-represented employees were also granted options to purchase 100 shares of Verizon Communications' common stock.

DEPRECIATION AND AMORTIZATION

                                                    Increase
--------------------------------------------------------------------------------
     2000 - 1999                               $48.8         6.5%
--------------------------------------------------------------------------------

     Depreciation and amortization expense increased in 2000 principally due to growth in depreciable telephone plant as a result of increased capital expenditures for higher growth services. Depreciation and amortization was also impacted by the recording of merger-related costs, as described in the Results of Operations section. These factors were partially offset by the effect of lower rates of depreciation and amortization.

                           Verizon Pennsylvania Inc.

OTHER INCOME AND (EXPENSE), NET

                                                   (Decrease)
--------------------------------------------------------------------------------
     2000 - 1999                              $(22.8)     (844.4)%
--------------------------------------------------------------------------------

     The change in other income and (expense), net, was primarily attributable to losses recognized from our investment in Verizon Advanced Data Inc. under the equity method. This change was partially offset by additional interest income associated with the settlement of tax-related matters in 2000. An increase in the income recognized from our investment in SMS/800 under the equity method and nonperformance fees received from a vendor also offset the change, but to a lesser extent.

INTEREST EXPENSE

                                                    Increase
--------------------------------------------------------------------------------
     2000 - 1999                               $11.7         9.6%
--------------------------------------------------------------------------------

     Interest expense includes costs associated with borrowings and capital leases, net of interest capitalized as a cost of acquiring or constructing plant assets.

     Interest expense increased in 2000 primarily due to higher levels of average short-term debt with an affiliate and higher interest rates associated with this debt. Interest expense was also impacted by additional interest costs associated with a regulatory contingency, as described in the Results of Operations section. These factors were partially offset by higher capitalized interest costs resulting from higher levels of average telephone plant under construction.

     See Note 5 to the financial statements for additional information about our debt.

EFFECTIVE INCOME TAX RATES

     For the Years Ended December 31
--------------------------------------------------------------------------------
     2000                                           42.4%
--------------------------------------------------------------------------------
     1999                                           41.2%
--------------------------------------------------------------------------------

     The effective income tax rate is the provision for income taxes as a percentage of income before the provision for income taxes and extraordinary item. Our effective income tax rate was higher in 2000 principally due to equity losses associated with our investment in Verizon Advanced Data Inc. for which we do not recognize income tax benefits and non-recurring deferred income tax expenses recorded in 2000.

     You can find a reconciliation of the statutory federal income tax rate to the effective income tax rate for each period in Note 10 to the financial statements.

OTHER MATTERS
-------------

Recent Accounting Pronouncements - Derivatives and Hedging Activities

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be measured at fair value and recognized as either assets or liabilities in our balance sheet. Changes in the fair values of derivative instruments not used as hedges will be recognized in earnings immediately. Changes in the fair values of derivative instruments used effectively as hedges will be recognized either in earnings for hedges of changes in fair value or in Other Comprehensive Income (Loss) for hedges of changes in cash flows. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

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

     Effective January 1, 2001, we will adopt SFAS No. 133 and SFAS No. 138. The initial impact of adoption on our financial statements will not be material. The ongoing effect of adoption on our financial statements will be determined each quarter by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions at the end of each period.

                           Verizon Pennsylvania Inc.

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

     The following table summarizes the fair values of our long-term debt and interest rate derivatives as of December 31, 2000 and 1999. The table also provides a sensitivity analysis of the estimated fair values of these financial instruments assuming 100-basis-point upward and downward parallel shifts in the yield curve. The sensitivity analysis did not include the fair values of our short-term borrowings from an affiliate since they are not significantly affected by changes in market interest rates.

                                                                                                 December 31
                                                                                     -------------------------------------
(Dollars in Millions)                                                                       2000               1999
--------------------------------------------------------------------------------------------------------------------------
Fair value of long-term debt and interest rate derivatives                              $1,422.1           $1,382.5
Fair value assuming a +100-basis-point shift                                             1,330.4            1,288.7
Fair value assuming a -100-basis-point shift                                             1,525.3            1,490.3

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          The information required by this item regarding a change in accountants is included in a Current Report on Form 8-K dated September 7, 2000.

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

                           Verizon Pennsylvania Inc.

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

                    3a(iii) Articles of Amendment - Domestic Business
                            Corporation, dated June 30, 2000. (Exhibit 3a(iii) to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-6393.)

          3b        By-Laws of the registrant, as amended December 15, 1995.
                    (Exhibit 3b to the registrant's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-6393.)

                    3b(i) Consent of Sole Stockholder of Verizon Pennsylvania Inc., dated December 15, 1995. (Exhibit 3b(i) to the registrant's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-6393.)

          4 No instrument which defines the rights of holders of long-term debt of the registrant is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

          10a Agreement among Verizon Services Corp. and the Verizon Communications Inc. telephone subsidiaries, dated November 7, 1983. (Exhibit 10b to Verizon Communications Inc. Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-8606.)

          23a       Consent of Independent Auditors.

          23b       Consent of Independent Accountants.

     (b)  Reports on Form 8-K:

               There were no Current Reports on Form 8-K filed during the quarter ended December 31, 2000.

                           Verizon Pennsylvania Inc.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Verizon  Pennsylvania Inc.

Date:  March 30, 2001                   By  /s/  Edwin F. Hall
                                           -------------------------------
                                                 Edwin F. Hall
                                                 Chief Financial Officer
                                                 and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                                   Title                               Date
---------                                   -----                               ----
/s/ Daniel J. Whelan                        President and                       March 30, 2001
-----------------------------------         Chief Executive Officer
    Daniel J. Whelan                        and Director
                                            (Principal Executive Officer)

/s/ Edwin F. Hall                           Chief Financial Officer             March 30, 2001
------------------------------------        and Controller
    Edwin F. Hall                           (Principal Accounting
                                            and Financial Officer)

/s/ Julia A. Conover                        Director                            March 30, 2001
------------------------------------
    Julia A. Conover

/s/ Lynn W. Walker                          Director                            March 30, 2001
-----------------------------------
    Lynn W. Walker

                           Verizon Pennsylvania Inc.

         Index to Financial Statements and Financial Statement Schedule



                                                                            Page
                                                                            ----
Report of Independent Auditors - Ernst & Young LLP ................          F-2

Report of Independent Accountants - PricewaterhouseCoopers LLP.....          F-3

Statements of Income
     For the years ended December 31, 2000, 1999 and 1998 .........          F-4

Balance Sheets - December 31, 2000 and 1999........................          F-5

Statements of Changes in Shareowner's Investment
     For the years ended December 31, 2000, 1999 and 1998 .........          F-7

Statements of Cash Flows
     For the years ended December 31, 2000, 1999 and 1998 .........          F-8

Notes to Financial Statements .....................................          F-9

Schedule II - Valuation and Qualifying Accounts
     For the years ended December 31, 2000, 1999 and 1998..........         F-23



Financial statement schedules other than that listed above have been omitted because such schedules are not required or applicable.

                           Verizon Pennsylvania Inc.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareowner
Verizon Pennsylvania Inc.

We have audited the accompanying balance sheet of Verizon Pennsylvania Inc. (the Company) as of December 31, 2000 and the related statements of income, shareowner's investment, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the index at Item 14(a). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Verizon Pennsylvania Inc. at December 31, 2000, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/  Ernst & Young LLP



New York, New York
February 1, 2001

                           Verizon Pennsylvania Inc.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareowner of Verizon Pennsylvania Inc.

In our opinion, the 1999 and 1998 financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Verizon Pennsylvania Inc. at December 31, 1999, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the 1999 and 1998 financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. We have not audited the financial statements of Verizon Pennsylvania Inc. for any period subsequent to December 31, 1999.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for computer software costs in accordance with AICPA Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" effective January 1, 1999.



/s/ PricewaterhouseCoopers LLP



New York, New York
February 14, 2000

                           Verizon Pennsylvania Inc.

                              STATEMENTS OF INCOME
                         For the Years Ended December 31
                              (Dollars in Millions)

                                                                                         2000            1999           1998
-----------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES (including $139.8, $108.9,
   and $96.5 from affiliates)                                                        $3,715.2        $3,582.2       $3,452.2
                                                                                ---------------------------------------------

OPERATING EXPENSES
   Operations and support  (including $728.7, $656.1
        and $752.5 to affiliates)                                                     1,955.9         1,892.0        1,931.5
   Depreciation and amortization                                                        799.1           750.3          708.3
                                                                                ---------------------------------------------
                                                                                      2,755.0         2,642.3        2,639.8
                                                                                ---------------------------------------------

OPERATING INCOME                                                                        960.2           939.9          812.4

OTHER INCOME AND (EXPENSE), NET (including $(31.9), $.8
   and $0 from affiliates)                                                              (20.1)            2.7            5.5

INTEREST EXPENSE (including $43.3, $24.3 and
   $26.6 to affiliate)                                                                  133.9           122.2          120.6
                                                                                ---------------------------------------------

INCOME BEFORE PROVISION FOR INCOME TAXES
   AND EXTRAORDINARY ITEM                                                               806.2           820.4          697.3

PROVISION FOR INCOME TAXES                                                              341.8           338.1          289.7
                                                                                ---------------------------------------------

INCOME BEFORE EXTRAORDINARY ITEM                                                        464.4           482.3          407.6

EXTRAORDINARY ITEM
   Early extinguishment of debt, net of tax                                               ---             ---           (1.8)
                                                                                ---------------------------------------------

NET INCOME                                                                            $ 464.4         $ 482.3        $ 405.8
                                                                                =============================================

                       See Notes to Financial Statements.

                           Verizon Pennsylvania Inc.

                                 BALANCE SHEETS
                              (Dollars in Millions)

                                     ASSETS
                                     ------

                                                                                                    December 31
                                                                                      --------------------------------------
                                                                                                 2000                1999
----------------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
Cash                                                                                           $  ---              $  2.7
Short-term investments                                                                           65.2                63.1
Accounts receivable:
  Trade and other, net of allowances for uncollectibles of $66.9 and $60.9                      663.7               651.3
  Affiliates                                                                                     28.8                32.2
Material and supplies                                                                            17.4                19.6
Prepaid expenses                                                                                 32.5                41.2
Deferred income taxes                                                                            84.8                75.8
Other                                                                                            99.4                 5.2
                                                                                      --------------------------------------
                                                                                                991.8               891.1
                                                                                      --------------------------------------

PLANT, PROPERTY AND EQUIPMENT                                                                11,908.4            11,116.0
Less accumulated depreciation                                                                 7,137.4             6,656.3
                                                                                      --------------------------------------
                                                                                              4,771.0             4,459.7
                                                                                      --------------------------------------

PREPAID PENSION ASSET                                                                           172.2                14.7
                                                                                      --------------------------------------

OTHER ASSETS                                                                                    422.1                86.7
                                                                                      --------------------------------------

TOTAL ASSETS                                                                                 $6,357.1            $5,452.2
                                                                                      ======================================

                       See Notes to Financial Statements.

                           Verizon Pennsylvania Inc.

                                 BALANCE SHEETS
                 (Dollars in Millions, Except Per Share Amount)

                     LIABILITIES AND SHAREOWNER'S INVESTMENT
                     ---------------------------------------

                                                                                                  December 31
                                                                                    -----------------------------------------
                                                                                                 2000                 1999
-----------------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES Debt maturing within one year:
   Note payable to affiliate                                                                  $ 935.1              $ 510.5
   Other                                                                                         50.4                176.6
Accounts payable and accrued liabilities:
   Affiliates                                                                                   133.1                275.3
   Other                                                                                        598.3                593.7
Other current liabilities                                                                       183.9                 88.8
                                                                                    -----------------------------------------
                                                                                              1,900.8              1,644.9
                                                                                    -----------------------------------------

LONG-TERM DEBT                                                                                1,379.1              1,253.7
                                                                                    -----------------------------------------

EMPLOYEE BENEFIT OBLIGATIONS                                                                    581.8                595.3
                                                                                    -----------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes                                                                           390.1                217.7
Unamortized investment tax credits                                                               24.1                 26.1
Other                                                                                           270.9                108.4
                                                                                    -----------------------------------------
                                                                                                685.1                352.2
                                                                                    -----------------------------------------

COMMITMENTS AND CONTINGENCIES (Notes 4 and 13)

SHAREOWNER'S INVESTMENT
Common stock - $20 par value per share                                                        1,594.7              1,594.7
   Authorized shares:     80,210,000
   Outstanding shares:    79,732,681
Contributed capital                                                                                .7                   .7
Reinvested earnings                                                                             214.9                 10.9
Accumulated other comprehensive loss                                                              ---                  (.2)
                                                                                    -----------------------------------------
                                                                                              1,810.3              1,606.1
                                                                                    -----------------------------------------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT                                                $6,357.1             $5,452.2
                                                                                    =========================================

                       See Notes to Financial Statements.

                           Verizon Pennsylvania Inc.

                STATEMENTS OF CHANGES IN SHAREOWNER'S INVESTMENT
                         For the Years Ended December 31
                              (Dollars in Millions)

                                                                                2000               1999               1998
-----------------------------------------------------------------------------------------------------------------------------
COMMON STOCK
   Balance at beginning of year                                             $1,594.7           $1,594.7           $1,594.7
                                                                     --------------------------------------------------------
   Balance at end of year                                                    1,594.7            1,594.7            1,594.7
                                                                     --------------------------------------------------------

CONTRIBUTED CAPITAL
   Balance at beginning of year                                                   .7                 .7                 .7
                                                                     --------------------------------------------------------
   Balance at end of year                                                         .7                 .7                 .7
                                                                     --------------------------------------------------------

REINVESTED EARNINGS/(ACCUMULATED DEFICIT)
   Balance at beginning of year                                                 10.9             (252.9)            (396.8)
   Net income                                                                  464.4              482.3              405.8
   Dividends paid to Verizon Communications                                   (261.4)            (218.7)            (263.1)
   Other                                                                         1.0                 .2                1.2
                                                                     --------------------------------------------------------
   Balance at end of year                                                      214.9               10.9            (252.9)
                                                                     --------------------------------------------------------

ACCUMULATED OTHER COMPREHENSIVE LOSS
   Balance at beginning of year                                                  (.2)               (.5)               ---
   Minimum pension liability adjustment                                           .2                 .3                (.5)
                                                                     --------------------------------------------------------
   Balance at end of year                                                        ---                (.2)               (.5)
                                                                     --------------------------------------------------------

TOTAL SHAREOWNER'S INVESTMENT                                               $1,810.3           $1,606.1           $1,342.0
                                                                     ========================================================

COMPREHENSIVE INCOME
   Net income                                                                $ 464.4            $ 482.3            $ 405.8
   Minimum pension liability adjustment                                           .2                 .3                (.5)
                                                                     --------------------------------------------------------
TOTAL COMPREHENSIVE INCOME                                                   $ 464.6            $ 482.6            $ 405.3
                                                                     ========================================================

                       See Notes to Financial Statements.

                           Verizon Pennsylvania Inc.

                            STATEMENTS OF CASH FLOWS
                         For the Years Ended December 31
                              (Dollars in Millions)

                                                                                    2000             1999             1998
-----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                       $ 464.4          $ 482.3         $ 405.8
Adjustments to reconcile net income to net cash provided by
   Operating activities:
     Depreciation and amortization                                                 799.1            750.3           708.3
     Extraordinary item, net of tax                                                  ---              ---             1.8
     Employee retirement benefits                                                 (159.5)           (78.7)          (53.8)
     Deferred income taxes, net                                                    176.0            111.8            17.9
     Provision for uncollectible accounts                                           59.1             44.3            43.1
     Equity loss/(income) from affiliate                                            31.9              (.8)            ---
     Dividends received from affiliate                                               1.0               .8             ---
     Changes in current assets and liabilities:
       Accounts receivable                                                         (68.1)           (75.6)          (73.3)
       Material and supplies                                                         2.2              2.1             1.4
       Other assets                                                                (85.5)           (32.7)           24.8
       Accounts payable and accrued liabilities                                    (91.4)            37.8           (31.2)
       Other current liabilities                                                    95.1              2.2            11.2
     Other items, net                                                             (143.0)           (24.4)          (79.1)
                                                                           --------------------------------------------------
Net cash provided by operating activities                                        1,081.3          1,219.4           976.9
                                                                           --------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments                                                (65.2)           (63.1)          (83.8)
Proceeds from sale of short-term investments                                        63.1             56.1            86.0
Capital expenditures                                                            (1,159.5)          (964.9)         (934.8)
Other, net                                                                         (93.8)           (38.8)            ---
                                                                           --------------------------------------------------
Net cash used in investing activities                                          (1,255.4)         (1,010.7)         (932.6)
                                                                           --------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings                                                             ---              ---           124.1
Early extinguishment of debt                                                         ---              ---          (125.0)
Principal repayments of capital lease obligations                                   (1.4)            (1.2)           (1.2)
Net change in note payable to affiliate                                            424.6             16.9           215.9
Dividends paid                                                                    (261.4)          (218.7)         (263.1)
Net change in outstanding checks drawn on controlled
   Disbursement accounts                                                             9.6             (3.0)            5.0
                                                                           --------------------------------------------------
Net cash provided by/(used in) financing activities                                171.4           (206.0)          (44.3)
                                                                           --------------------------------------------------

NET CHANGE IN CASH                                                                  (2.7)             2.7             ---

CASH, BEGINNING OF YEAR                                                              2.7              ---             ---
                                                                           --------------------------------------------------

CASH, END OF YEAR                                                                $  ---            $  2.7          $  ---
                                                                           ==================================================

                       See Notes to Financial Statements.

                            Verizon Pennsylvania Inc.

                          NOTES TO FINANCIAL STATEMENTS

1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

     Verizon Pennsylvania Inc. is a wholly owned subsidiary of Verizon Communications Inc. (Verizon Communications). We presently serve a territory consisting of five Local Access and Transport Areas (LATAs) in the state of Pennsylvania. We have one reportable segment which provides domestic wireline telecommunications services. We currently provide two basic types of telecommunications services. First, we transport telecommunications traffic between subscribers located within the same LATA (intraLATA service), including both local and long distance services. Local service includes voice and data transport, enhanced and custom calling features, directory assistance and private lines. Long distance service includes message toll service within LATA boundaries and intraLATA Wide Area Toll Service/800 services. We also earn long distance revenues from the provision of telecommunications service between LATAs (interLATA service) in the corridor between southern New Jersey and Philadelphia. Second, we provide exchange access service, which links a subscriber's telephone or other equipment to the transmission facilities of interexchange carriers which, in turn, provide interLATA telecommunications service to their customers. We also provide exchange access service to interexchange carriers which provide intrastate intraLATA long distance telecommunications service, as well as local exchange access to competitive local exchange carriers for calls within a LATA. Other services we provide include customer premises wiring and maintenance, billing and collection and pay telephone services.

Basis of Presentation

     We prepare our financial statements under generally accepted accounting principles which require management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates.

     We have a 3.28% ownership interest in SMS/800, a venture that is jointly owned by the Bell Operating Companies. SMS/800 administers the centralized national database system associated with toll free numbers. We use the equity method of accounting for our investment in SMS/800.

     Our investment in Verizon Advanced Data Inc. (VADI), an affiliated company which provides new exchange access services, is accounted for using the equity method of accounting. At December 31, 2000, our ownership interest in VADI was 26.67%.

     We have reclassified certain amounts from prior periods to conform with our current presentation.

Revenue Recognition

     We recognize revenues when services are rendered based on usage of our local exchange network and facilities. For other products and services, revenues are generally recognized when services are rendered or products are delivered to customers.

     We adopted the provisions of the Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," in the fourth quarter, retroactive to January 1, 2000, as required by the SEC. As a result of the adoption of SAB No. 101, we now defer nonrecurring service activation revenues and costs and amortize them over the expected term of the customer relationship. Previously, these revenues and costs were recognized when the activation service was performed. This change in accounting did not have a material impact on our results of operations for 2000. Our balance sheet at December 31, 2000 includes deferred activation costs as a component of Current assets - other ($87.1 million) and Other Assets ($154.8 million) and deferred activation revenues as a component of Current liabilities
- other ($87.1 million) and Deferred credits and other liabilities - other ($154.8 million).

Maintenance and Repairs

     We charge the cost of maintenance and repairs, including the cost of replacing minor items not constituting substantial betterments, to Operations and Support Expenses.

                           Verizon Pennsylvania Inc.

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

Plant and Depreciation

     We state plant, property, and equipment at historical cost. Depreciation expense is principally based on the composite group remaining life method and straight-line composite rates. This method provides for the recognition of the cost of the remaining net investment in telephone plant, less anticipated net salvage value, over the remaining asset lives. This method requires the periodic revision of depreciation rates. We used the following asset lives:

     Average Lives (in years)
     --------------------------------------------------------------------------
     Buildings                                                 30
     Central office equipment                                 5 - 10
     Outside communications plant                            15 - 50
     Furniture, vehicles and other                            3 - 12

     When we replace or retire depreciable telephone plant, we deduct the carrying amount of such plant from the respective accounts and charge accumulated depreciation.

     We capitalize interest associated with the acquisition or construction of plant assets. Capitalized interest is reported as a cost of plant and a reduction in interest expense.

Computer Software Costs

     We capitalize the cost of internal-use software which has a useful life in excess of one year in accordance with Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. Also, we capitalize interest associated with the development of internal-use software. Capitalized computer software costs are amortized using the straight-line method over a period of 3 to 5 years. The effect of adopting SOP No. 98-1 for Verizon Communications was an increase in net income of approximately $560 million in 1999.

     Prior to adopting SOP No. 98-1, we capitalized initial right-to-use fees for central office switching equipment, including initial operating system and initial application software costs. For non-central office equipment, only the initial operating system software was capitalized. Subsequent additions, modifications, or upgrades of initial software programs, whether operating or application packages, were expensed as incurred.

Interest Rate Swap Agreements

     We periodically enter into interest rate swap agreements to manage our exposure to fluctuations in interest rates. Interest rate swap agreements that qualify as hedges are accounted for under the accrual method. An instrument qualifies as a hedge if it effectively modifies and/or hedges the interest rate characteristics of the underlying fixed or variable rate debt. Under the accrual method, no amounts are recognized in our balance sheets related to the principal balances. The interest differential to be paid or received, which is accrued as interest rates change, is recognized as an adjustment to Interest Expense over the lives of the agreements. These interest accruals are recorded in Current Assets and Current Liabilities in

                           Verizon Pennsylvania Inc.

our balance sheets. If we terminate an agreement, the gain or loss is recorded as an adjustment to the basis of the underlying liability and amortized over the remaining original life of the agreement. If the underlying liability matures, or is extinguished and the related derivative is not terminated, that derivative would no longer qualify for accrual accounting. In this situation, the derivative is accounted for at fair value, and changes in the value are recorded in income.

Income Taxes

     Verizon Communications and its domestic subsidiaries, including us, file a consolidated federal income tax return.

     Current and deferred tax expense is determined by applying the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" to each subsidiary as if it were a separate taxpayer.

     We use the deferral method of accounting for investment tax credits earned prior to the repeal of investment tax credits by the Tax Reform Act of 1986. We also defer certain transitional credits earned after the repeal. We amortize these credits over the estimated service lives of the related assets as a reduction to the Provision for Income Taxes.

Advertising Costs

     We expense advertising costs as they are incurred.

Stock-Based Compensation

     We participate in stock-based employee compensation plans sponsored by Verizon Communications. Verizon Communications accounts for stock-based employee compensation plans under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations and follows the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

Employee Benefit Plans

     We participate in the Verizon Communications benefit plans. Under these plans, pension and postretirement health care and life insurance benefits earned during the year as well as interest on projected benefit obligations are accrued currently. Prior service costs and credits resulting from changes in plan benefits are amortized over the average remaining service period of the employees expected to receive benefits.

Recent Accounting Pronouncements - Derivatives and Hedging Activities

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be measured at fair value and recognized as either assets or liabilities in our balance sheet. Changes in the fair values of derivative instruments not used as hedges will be recognized in earnings immediately. Changes in the fair values of derivative instruments used effectively as hedges will be recognized either in earnings for hedges of changes in fair value or in Other Comprehensive Income (Loss) for hedges of changes in cash flows. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

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

     Effective January 1, 2001, we will adopt SFAS No. 133 and SFAS No. 138. The initial impact of adoption on our financial statements will not be material. The ongoing effect of adoption on our financial statements will be determined each quarter by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions at the end of each period.

                           Verizon Pennsylvania Inc.

2.   COMPLETION OF MERGERS

     On June 30, 2000, Bell Atlantic and GTE completed a merger under a definitive merger agreement dated as of July 27, 1998. Under the terms of the agreement, GTE became a wholly owned subsidiary of Bell Atlantic. With the closing of the merger, the combined company began doing business as Verizon Communications. The merger qualified as a tax-free reorganization and has been accounted for as a pooling-of-interests business combination. Under this method of accounting, Bell Atlantic and GTE are treated as if they had always been combined for accounting and financial reporting purposes.

     In August 1997, Bell Atlantic and NYNEX completed a merger of equals under a definitive merger agreement entered into on April 21, 1996 and amended on July 2, 1996. Under the terms of the amended agreement, NYNEX became a wholly owned subsidiary of Bell Atlantic. The merger qualified as a tax-free reorganization and has been accounted for as a pooling-of-interests.

     The following table summarizes the one-time charges incurred for each merger. Amounts for 2000 pertain to the Bell Atlantic-GTE merger. Transition costs for 1999 and 1998 pertain to the Bell Atlantic-NYNEX merger.

                                                                                           (Dollars in Millions)
  Years Ended December 31,                                                              2000          1999           1998
---------------------------------------------------------------------------------------------------------------------------
  Direct incremental costs                                                             $18.7         $ ---          $ ---
  Employee severance costs                                                              20.0           ---            ---
  Transition costs                                                                      11.2          25.3           18.1
                                                                              ---------------------------------------------
  Total Merger-Related Costs                                                           $49.9         $25.3          $18.1
                                                                              =============================================

     The following table provides a reconciliation of the liabilities associated with Bell Atlantic-GTE merger-related costs, Bell Atlantic-NYNEX merger-related costs and other charges and special items described below:

                                                                                                               (Dollars in Millions)

                                                        1998                          1999                                     2000
                      --------------------------------------------------------------------------------------------------------------
                                               Asset                         Asset          Charged to                Asset
                      Beginning           Write-offs  End of            Write-offs  End of  Expense or           Write-offs  End of
                        of Year Payments   and Other    Year  Payments   and Other    Year     Revenue  Payments  and Other    Year
                      --------------------------------------------------------------------------------------------------------------

Merger-Related
Direct incremental
 costs                    $ ---    $ ---        $---   $ ---     $ ---       $ ---   $ ---      $ 18.7    $(18.7)     $ ---   $ ---
Employee severance
 costs                     36.8     (5.1)        4.8    36.5      (1.6)       (3.5)   31.4        20.0     (13.5)      (8.7)   29.2
Other Initiatives
Write-off of duplicate
 assets                     ---      ---         ---     ---       ---         ---     ---         2.6       ---        ---     2.6
Other charges and
 special items             34.8     (5.3)        ---    29.5       ---        (5.0)   24.5         ---       ---      (14.5)   10.0
                      --------------------------------------------------------------------------------------------------------------

                          $71.6   $(10.4)       $4.8   $66.0     $(1.6)      $(8.5)  $55.9       $41.3    $(32.2)    $(23.2)  $41.8
                      --------------------------------------------------------------------------------------------------------------


Merger-Related Charges

Direct Incremental Costs

     Direct incremental costs related to the Bell Atlantic-GTE merger of $18.7 million (including $18.1 million allocated from Verizon Services) include compensation, professional services and other costs. Compensation includes retention payments to employees that were contingent on the close of the merger. Professional services include investment banking, legal, accounting, consulting and other advisory fees incurred to obtain federal and state regulatory approvals and take other actions necessary to complete the merger. Other includes costs incurred to obtain shareholder approval of the merger, register securities and communicate with shareholders, employees and regulatory authorities regarding merger issues. Substantially all of the Bell Atlantic-GTE merger direct incremental costs have been paid as of December 31, 2000.

Employee Severance Costs

     Employee severance costs related to the Bell Atlantic-GTE merger of $20.0 million (including $13.1 million allocated from Verizon Services), as recorded under SFAS No. 112, "Employers' Accounting for Postemployment Benefits," represent the benefit costs for the separation of management employees who are entitled to benefits under pre-existing separation plans. The separations either have or are expected to occur as a result of consolidations and process enhancements within our company. Accrued postemployment benefit liabilities for those employees are included in our balance sheets as a component of Accounts Payable and Accrued Liabilities - Other.

     In 1997, employee severance costs related to the Bell Atlantic-NYNEX merger were approximately $19 million (including approximately $12 million allocated from Verizon Services), as recorded under SFAS No. 112 and relate to the

                           Verizon Pennsylvania Inc.

separation of management employees during 1999, 1998 and 1997. Accrued postemployment benefit liabilities were included in our balance sheets as a component of Employee Benefit Obligations at December 31, 1999. There is no remaining severance liability as of December 31, 2000.

Transition Costs

     In addition to the direct merger-related and severance costs discussed above, from the date of the Bell Atlantic-GTE merger, we expect to incur transition costs over the next several years related to the Bell Atlantic-GTE merger. These costs will be incurred to integrate systems, consolidate real estate, relocate employees and meet certain regulatory conditions of the merger. They also include costs for advertising and other costs to establish the Verizon brand. Transition costs related to the Bell Atlantic-GTE merger were $11.2 million in 2000 (including $10.8 million allocated from Verizon Services).

     In connection with the Bell Atlantic-NYNEX merger, we recorded transition costs of $25.3 million in 1999 (including $23.6 million allocated from Verizon Services) and $18.1 million in 1998 (including $13.6 million allocated from Verizon Services) associated with integrating the operations of Bell Atlantic and NYNEX.

Other Initiatives

     During the second quarter of 2000, we also recorded a $2.6 million charge for other actions in relation to the Bell Atlantic - GTE merger. This charge was related to the write-off of duplicate assets.

     During 1997, we recorded other charges and special items totaling approximately $103 million (pre-tax) in connection with consolidating operations and combining organizations, and for other special items arising during the year. These charges were comprised of the following significant items.

Write-down of Assets and Real Estate Consolidation

     In the third quarter of 1997, we recorded pre-tax charges of approximately $64 million for the write-down of obsolete fixed assets and for the cost of consolidating redundant real estate properties. As part of the Bell Atlantic-NYNEX merger integration planning, a review was conducted of the carrying values of long-lived assets. This review included estimating remaining useful lives and cash flows and identifying assets to be abandoned. As a result of these reviews, we recorded a charge of approximately $41 million for the write-off of assets. These assets primarily included computers and other equipment used to transport data for internal purposes. None of these assets are being held for disposal.

     In connection with the Bell Atlantic-NYNEX merger integration efforts, Bell Atlantic consolidated real estate to achieve a reduction in the total square footage of building space that it utilizes. We recorded a charge of approximately $23 million in the third quarter of 1997 related to this initiative.

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

                           Verizon Pennsylvania Inc.

3.   PLANT, PROPERTY AND EQUIPMENT

     The following table displays the details of plant, property and equipment, which is stated at cost:

                                                                                                 December 31
                                                                                    --------------------------------------
(Dollars in Millions)                                                                             2000               1999
--------------------------------------------------------------------------------------------------------------------------
Land                                                                                           $  34.9            $  34.6
Buildings                                                                                        852.0              777.2
Central office equipment                                                                       5,393.6            4,888.0
Outside communications plant                                                                   4,515.0            4,374.1
Furniture, vehicles and other work equipment                                                     784.5              793.8
Other                                                                                            132.5              103.4
Construction-in-progress                                                                         195.9              144.9
                                                                                    --------------------------------------
                                                                                              11,908.4           11,116.0
Accumulated depreciation                                                                      (7,137.4)          (6,656.3)
                                                                                    --------------------------------------
Total                                                                                         $4,771.0           $4,459.7
                                                                                    ======================================

4.   LEASES

     We lease certain facilities and equipment for use in our operations under both capital and operating leases. We incurred initial capital lease obligations of $.3 million in 2000 and $.3 million in 1998. We did not incur any initial capital lease obligations in 1999.

     Capital lease amounts included in plant, property and equipment are as follows:


                                                                                                 December 31
                                                                                    --------------------------------------
(Dollars in Millions)                                                                            2000                1999
--------------------------------------------------------------------------------------------------------------------------
Capital leases                                                                                  $16.2               $23.4
Accumulated amortization                                                                         (9.4)              (15.6)
                                                                                    --------------------------------------
Total                                                                                           $ 6.8               $ 7.8
                                                                                    ======================================

     Total rent expense amounted to $49.5 million in 2000, $49.8 million in 1999 and $54.5 million in 1998. Of these amounts, $15.4 million in 2000, $15.3 million in 1999 and $23.2 million in 1998, were lease payments to affiliated companies.

     This table displays the aggregate minimum rental commitments under noncancelable leases for the periods shown at December 31, 2000:

(Dollars in Millions)
Years                                                                                Capital Leases     Operating Leases
--------------------------------------------------------------------------------------------------------------------------
2001                                                                                          $1.4                $23.3
2002                                                                                           1.4                 21.9
2003                                                                                           1.4                 21.4
2004                                                                                           1.4                 21.3
2005                                                                                           1.6                  8.6
Thereafter                                                                                    13.9                  1.9
                                                                                    --------------------------------------
Total minimum rental commitments                                                              21.1                $98.4
                                                                                                       ===================
Less interest and executory costs                                                              9.9
                                                                                    ------------------
Present value of minimum lease payments                                                       11.2
Less current installments                                                                      0.4
                                                                                    ------------------
Long-term obligation at December 31, 2000                                                    $10.8
                                                                                    ==================

                           Verizon Pennsylvania Inc.

5.   DEBT

Debt Maturing Within One Year

     Debt maturing within one year consists of the following at December 31:

(Dollars in Millions)                                                                                   2000         1999
--------------------------------------------------------------------------------------------------------------------------
Note payable to affiliate (VNFC)                                                                     $935.1        $510.5
Long-term debt maturing within one year                                                                50.4         176.6
                                                                                               ---------------------------
Total debt maturing within one year                                                                  $985.5        $687.1
                                                                                               ===========================

Weighted average interest rate for note payable outstanding at year-end                                6.6%          5.9%
                                                                                               ===========================

     We have a contractual agreement with an affiliated company, Verizon Network Funding Corporation (VNFC), for the provision of short-term financing and cash management services. VNFC issues commercial paper and obtains bank loans to fund the working capital requirements of Verizon Communications' network services subsidiaries, including us, and invests funds in temporary investments on their behalf.

Long-Term Debt

     Long-term debt consists principally of debentures that we have issued. Interest rates and maturities of the amounts outstanding are as follows at December 31:

                                                                         Interest
Description                                                                  Rate     Maturity         2000         1999
--------------------------------------------------------------------------------------------------------------------------
                                                                                                  (Dollars in Millions)
Forty year debenture                                                       4 3/4%         2001        $ 50.0       $ 50.0
Ten year debenture                                                         6 5/8          2002         100.0        100.0
Forty year debenture                                                       4 3/8          2003          50.0         50.0
Ten year debenture                                                         6 1/8          2003         150.0        150.0
Fifteen year debenture                                                     7 3/8          2007         150.0        150.0
Forty year debenture                                                       6 3/4          2008         100.0        100.0
Forty year debenture                                                       7 1/8          2012          75.0         75.0
Thirty year debenture                                                       7.70          2023         100.0        100.0
Thirty year debenture                                                         6           2028         125.0        125.0
Forty year debenture                                                       8.35           2030         175.0        175.0
Forty year debenture                                                       8 3/4          2031         125.0        125.0
Forty year debenture                                                       7 3/8          2033         225.0        225.0
                                                                                                --------------------------
                                                                                                     1,425.0      1,425.0
Unamortized discount and premium, net                                                                   (6.7)        (7.2)
Capital lease obligations - average rate 9.3% and 9.3%                                                  11.2         12.5
                                                                                                --------------------------
Total long-term debt, including current maturities                                                   1,429.5      1,430.3
Less maturing within one year                                                                           50.4        176.6
                                                                                                --------------------------
Total long-term debt                                                                                $1,379.1     $1,253.7
                                                                                                ==========================

     Our long-term debt outstanding at December 31, 2000 includes $275.0 million that is callable. The call prices range from 101.23% to 100.0% of face value, depending upon the remaining term to maturity of the issue. In addition, $175.0 million of our long-term debt, bearing interest at 8.35%, will become redeemable at the option of the holders on December 15, 2002. The redemption prices will be 100.0% of face value plus accrued interest.

     In 1998, we recorded an extraordinary charge associated with the early extinguishment of $125.0 million of 7.5% debentures due in 2013. This charge reduced net income by $1.8 million (net of an income tax benefit of $1.3 million). In 1998, we also issued $125.0 million of 6% debentures due in 2028.

                           Verizon Pennsylvania Inc.

6.   FINANCIAL INSTRUMENTS

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

(Dollars in Millions)                                                   Notional                     Weighted Average Rate
Pay Fixed:                                                                Amount    Maturities         Receive         Pay
---------------------------------------------------------------------------------------------------------------------------
December 31:
2000                                                                     $ 150.0     2001-2005            6.5%        6.1%
1999                                                                       150.0     2001-2005            6.0         6.1

Concentrations of Credit Risk

     Financial instruments that subject us to concentrations of credit risk consist primarily of short-term investments, trade receivables and interest rate swap agreements. Concentrations of credit risk with respect to trade receivables other than those from AT&T are limited due to the large number of customers. We generated revenues from services provided to AT&T (primarily network access and billing and collection) of $266.8 million in 2000, $340.8 million in 1999 and $311.5 million in 1998.

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

Fair Values of Financial Instruments

     The table below provides additional information about our material financial instruments at December 31:

Financial Instrument                                    Valuation Method
-------------------------------------------------------------------------------------------------------------------------
Note payable to affiliate (VNFC) and short-term         Carrying amounts
  investments

Debt (excluding capital leases)                         Future cash flows discounted at current rates

Interest rate swap agreements                           Future cash flows discounted at current rates

                                                                      2000                             1999
                                                        ------------------------------------------------------------------
                                                               Carrying                         Carrying
                                                                 Amount       Fair Value          Amount       Fair Value
--------------------------------------------------------------------------------------------------------------------------
                                                                              (Dollars in Millions)
Debt                                                           $2,353.4         $2,356.1        $1,928.3         $1,896.7
Interest rate swap agreements                                      ----              1.1            ----             (3.7)

                           Verizon Pennsylvania Inc.

7.   COMPREHENSIVE INCOME

     Comprehensive income consists of net income and other gains and losses affecting shareowner's investment that, under generally accepted accounting principles, are excluded from net income.

      The change in other comprehensive loss, net of income tax expense (benefit), is as follows:

                                                                                          Years ended December 31
                                                                                   ---------------------------------------
(Dollars in Millions)                                                                     2000          1999         1998
--------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss):
  Minimum pension liability adjustment (net of income taxes of $.1, $.2 and $(.3))        $ .2          $ .3        $ (.5)
                                                                                   ---------------------------------------
                                                                                          $ .2          $ .3        $ (.5)
                                                                                   =======================================

     Accumulated other comprehensive loss is comprised of the following:

                                                                                                       December 31
                                                                                                 -------------------------
(Dollars in Millions)                                                                                   2000         1999
--------------------------------------------------------------------------------------------------------------------------
Accumulated other comprehensive loss:
  Minimum pension liability adjustment                                                                 $ ---        $ (.2)
                                                                                                 -------------------------
                                                                                                       $ ---        $ (.2)
                                                                                                 =========================

8.   STOCK INCENTIVE PLANS

     We participate in stock-based compensation plans sponsored by Verizon Communications. Verizon Communications applies APB Opinion No. 25 and related interpretations in accounting for the plans and has adopted the disclosure-only provisions of SFAS No. 123. If Verizon Communications had elected to recognize compensation expense based on the fair value at the grant dates for 1998 and subsequent awards consistent with the provisions of SFAS No. 123, our net income would have been changed to the pro forma amounts indicated below:

                                                                                              Years ended December 31
                                                                                        ----------------------------------
(Dollars in Millions)                                                                     2000          1999         1998
--------------------------------------------------------------------------------------------------------------------------
Net income:
  As reported                                                                           $464.4        $482.3       $405.8
  Pro forma                                                                              457.1         477.6        400.8

     The pro forma net income amounts were determined using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

                                                                                          2000          1999         1998
--------------------------------------------------------------------------------------------------------------------------
Dividend yield                                                                            3.3%          3.4%         3.9%
Expected volatility                                                                      27.5%         20.0%        18.4%
Risk-free interest rate                                                                   6.2%          5.3%         5.6%
Expected lives (in years)                                                                  6             6            6

     The weighted average value of options granted was $13.09 per option during 2000, $11.58 per option during 1999 and $7.36 per option during 1998.

9.   EMPLOYEE BENEFITS

     We participate in the Verizon Communications benefit plans. Verizon Communications maintains noncontributory defined benefit pension plans for substantially all employees. The postretirement healthcare and life insurance plans for our retirees and their dependents are both contributory and noncontributory and include a limit on the company's share of cost for recent and future retirees. We also sponsor defined contribution savings plans to provide opportunities for eligible employees to save for retirement on a tax-deferred basis and to encourage employees to acquire and maintain an equity interest in Verizon Communications.

                           Verizon Pennsylvania Inc.

     The structure of Verizon Communications' benefit plans does not provide for the separate determination of certain disclosures for our company. The required information is provided on a consolidated basis in Verizon Communications' Annual Report on Form 10-K for the year ended December 31, 2000.

Pension and Other Postretirement Benefits

     Pension and other postretirement benefits for the majority of our employees are subject to collective bargaining agreements. Modifications in benefits have been bargained from time to time, and Verizon Communications may also periodically amend the benefits in the management plans.

Benefit Cost

                                                                                                 Years ended December 31
                                                     ---------------------------------------------------------------------
                                                                  Pension                      Healthcare and Life
                                                     ---------------------------------------------------------------------
(Dollars in Millions)                                      2000       1999        1998        2000        1999       1998
--------------------------------------------------------------------------------------------------------------------------
 Net periodic benefit (income) cost                     $(156.8)    $(86.4)     $(67.4)     $(3.1)        $8.2      $13.8

     Amounts recognized on the balance sheets consist of:

                                                                                                             December 31
                                                     ---------------------------------------------------------------------
                                                                  Pension                      Healthcare and Life
                                                     ---------------------------------------------------------------------
(Dollars in Millions)                                            2000             1999              2000             1999
--------------------------------------------------------------------------------------------------------------------------
 Prepaid pension asset                                         $172.2            $14.7               ---              ---
 Employee benefit obligations                                    (5.6)            (6.5)          $(517.6)         $(531.5)
 Other assets                                                     ---               .3               ---              ---
 Accumulated other comprehensive loss                             ---               .3               ---              ---

     The changes in benefit obligations from year to year were caused by a number of factors, including changes in actuarial assumptions (see Assumptions) and plan amendments.

Assumptions

     The actuarial assumptions used are based on market interest rates, past experience, and management's best estimate of future economic conditions. Changes in these assumptions may impact future benefit costs and obligations. The weighted-average assumptions used in determining expense and benefit obligations are as follows:

                                                          -----------------------------------------------------------------
                                                                     Pension                    Healthcare and Life
                                                          -----------------------------------------------------------------
                                                              2000        1999      1998       2000        1999       1998
---------------------------------------------------------------------------------------------------------------------------
Discount rate at end of year                                 7.75%       8.00%     7.00%      7.75%       8.00%      7.00%
Long-term rate of return on plan assets for the year         9.25        9.00      8.90       9.25        9.00       8.90
Rate of future increases in compensation at end of year      5.00        4.00      4.00       4.00        4.20       4.00
Medical cost trend rate at end of year                                                        5.00        5.50       6.00
   Ultimate (year 2001)                                                                       5.00        5.00       5.00
Dental cost trend rate at end of year                                                         3.50        3.50       3.50
   Ultimate (year 2002)                                                                       3.00        3.00       3.00

Savings Plans and Employee Stock Ownership Plans

     Substantially all of our employees are eligible to participate in savings plans maintained by Verizon Communications. Verizon Communications maintains two leveraged employee stock ownership plans (ESOPs) for its employees of the former Bell Atlantic Companies. Under these plans, a certain percentage of eligible employee contributions are matched with shares of Verizon Communications' common stock. Verizon Communications recognizes leveraged ESOP cost based on the modified shares allocated method for these leveraged ESOPs that held securities before December 15, 1989. We recognize our proportionate share of total ESOP cost based on our matching obligation attributable to our participating employees. We recorded total savings plan costs of $16.2 million in 2000, $11.0 million in 1999 and $8.9 million in 1998.

                           Verizon Pennsylvania Inc.

10.  INCOME TAXES

     The components of income tax expense are presented in the following table:

                                                                                            Years ended December 31
                                                                                   ---------------------------------------
(Dollars in Millions)                                                                     2000          1999         1998
--------------------------------------------------------------------------------------------------------------------------
Current:
    Federal                                                                             $124.9        $172.7       $203.7
    State and local                                                                       40.9          53.6         68.1
                                                                                   ---------------------------------------
                                                                                         165.8         226.3        271.8
                                                                                   ---------------------------------------
Deferred:
    Federal                                                                              136.9          85.9         17.5
    State and local                                                                       41.1          28.6          3.7
                                                                                   -------------------------- ------------
                                                                                         178.0         114.5         21.2
                                                                                   ---------------------------------------
                                                                                         343.8         340.8        293.0
Investment tax credits                                                                    (2.0)         (2.7)        (3.3)
                                                                                   ---------------------------------------
Total income tax expense                                                                $341.8        $338.1       $289.7
                                                                                   =======================================

     The following table shows the primary reasons for the difference between the effective income tax rate and the statutory federal income tax rate:

                                                                                            Years ended December 31
                                                                                   ---------------------------------------
                                                                                          2000          1999         1998
--------------------------------------------------------------------------------------------------------------------------
Statutory federal income tax rate                                                         35.0%         35.0%        35.0%
Investment tax credits                                                                     (.2)          (.2)         (.3)
State income taxes, net of federal tax benefits                                            6.6           6.5          6.7
Other, net                                                                                 1.0           (.1)          .1
                                                                                   ---------------------------------------
Effective income tax rate                                                                 42.4%         41.2%        41.5%
                                                                                   =======================================

     Deferred taxes arise because of differences in the book and tax bases of certain assets and liabilities. Significant components of deferred tax liabilities (assets) are shown in the following table:

                                                                                                       December 31
                                                                                                --------------------------
(Dollars in Millions)                                                                                   2000         1999
--------------------------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
  Depreciation                                                                                        $554.3      $ 577.9
  Software                                                                                              42.9          ---
  Other                                                                                                 39.7        153.5
                                                                                                --------------------------
                                                                                                       636.9        731.4
                                                                                                --------------------------
Deferred tax assets:
  Employee benefits                                                                                   (191.5)      (331.8)
  Allowance for uncollectibles                                                                         (40.4)       (30.5)
  Investment tax credits                                                                               (10.0)       (11.8)
  Other                                                                                                (89.7)      (215.4)
                                                                                                --------------------------
                                                                                                      (331.6)      (589.5)
                                                                                                --------------------------
Net deferred tax liability                                                                            $305.3      $ 141.9
                                                                                                ==========================

     Deferred tax assets include approximately $315 million at December 31, 2000 and $344 million at December 31, 1999 related to postretirement benefit costs recognized under SFAS No. 106. This deferred tax asset will gradually be realized over the estimated lives of current retirees and employees.

                           Verizon Pennsylvania Inc.

11.  ADDITIONAL FINANCIAL INFORMATION

     The tables below provide additional financial information related to our financial statements:

                                                                                                       December 31
                                                                                                --------------------------
(Dollars in Millions)                                                                                   2000         1999
--------------------------------------------------------------------------------------------------------------------------
BALANCE SHEETS:
Accounts payable and accrued liabilities:
  Accounts payable - other                                                                           $366.5       $396.2
  Accounts payable - affiliates                                                                       128.0        272.8
  Accrued vacation pay                                                                                 59.7         57.8
  Accrued expenses                                                                                     65.6         57.6
  Accrued taxes                                                                                        76.8         55.6
  Interest payable - other                                                                             29.7         26.5
  Interest payable - affiliate                                                                          5.1          2.5
                                                                                               --------------------------
                                                                                                     $731.4       $869.0
                                                                                               ==========================

Other current liabilities:
  Advance billings and customer deposits                                                              $96.8        $88.8
  Other                                                                                                87.1          ---
                                                                                               --------------------------
                                                                                                     $183.9        $88.8
                                                                                               ==========================

                                                                                         Years ended December 31
                                                                                 ----------------------------------------
(Dollars in Millions)                                                                   2000          1999          1998
---------------------------- --------------------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS:
Cash paid during the year for:
  Income taxes, net of amounts refunded                                               $177.8        $220.3        $254.8
  Interest, net of amounts capitalized                                                 127.4         123.4         122.1

STATEMENTS OF INCOME:
Interest expense incurred, net of amounts capitalized                                  133.9         122.2         120.6
Capitalized interest                                                                    12.9           7.2           9.0
Advertising expense                                                                      5.7          22.4          26.0

     Advertising expense includes $5.7 million in 2000, $21.8 million in 1999 and $24.7 million in 1998 allocated to us by Verizon Services Corp.

     At December 31, 2000 and 1999, $34.0 million and $24.4 million of bank overdrafts were classified as accounts payable.

12.  TRANSACTIONS WITH AFFILIATES

     Our financial statements include transactions with Verizon Services Corp. (Verizon Services), Verizon Network Funding Corporation (VNFC), Verizon Communications, and various other affiliates.

     We have contractual arrangements with Verizon Services for the provision of various centralized services. These services are divided into two broad categories. The first category is comprised of network related services which generally benefit only Verizon Communications' operating telephone subsidiaries, including us. These services include administration, marketing, product advertising, sales, information systems, network technology planning, labor relations, and staff support for various network operations. The second category is comprised of overhead and support services which generally benefit all subsidiaries of Verizon Communications. Such services include corporate governance and staff support in finance, external affairs, legal and corporate secretary, media relations, employee communications, corporate advertising, human resources, and treasury. Costs may be either directly assigned to one subsidiary or allocated to more than one subsidiary based on functional reviews of the work performed.

     We recognize interest expense in connection with contractual arrangements with VNFC to provide short-term financing, investing and cash management services to us (see Note 5).

                           Verizon Pennsylvania Inc.

     Operating revenues include amounts from affiliates in connection with an interstate revenue sharing arrangement with Verizon Communications' operating telephone subsidiaries. Other operating revenues and expenses include miscellaneous items of income and expense resulting from transactions with other affiliates, primarily rental of facilities and equipment.

     In December 2000, we transferred our advanced data assets, with a net book value of approximately $60 million, for a 48.13% indirect ownership interest in Verizon Advanced Data Inc. (VADI). VADI is an affiliated company which provides new exchange access services. Our ownership interest has been reduced to 26.67% as the result of the issuance of additional stock by VADI. In connection with our investment, we record equity income/(losses).

     In June 1999, Bell Atlantic Full Services Channel, Inc., an affiliate, sold its ownership interest in SMS/800 to us and the other operating telephone companies of Verizon Communications at its fair value in accordance with a Federal Communications Commission order. SMS/800 is a venture jointly held by the Bell Operating Companies that administers the centralized national database system associated with toll free numbers. We paid $133,657 to receive a 2.63% ownership interest in SMS/800. Our ownership percentage has increased to 3.28% as a result of the merger of SBC Communications, Inc. and Ameritech Corporation. In connection with our investment, we record equity income and receive cash dividends.

     We also paid cash dividends to our parent, Verizon Communications.

     Transactions with affiliates are summarized as follows:

                                                                                       Years ended December 31
                                                                              -------------------------------------------
(Dollars in Millions)                                                                   2000           1999          1998
-------------------------------------------------------------------------------------------------------------------------
Operating revenues:
  Interstate revenue sharing from affiliates                                         $  2.7         $  2.7         $ 2.7
  Other revenue from affiliates                                                       137.1          106.2          93.8
                                                                              -------------------------------------------
                                                                                      139.8          108.9          96.5
                                                                              -------------------------------------------
Operating expenses:
  Verizon Services - network                                                          225.1          218.7         347.8
  Verizon Services - other                                                            441.4          393.8         352.2
  Other                                                                                62.2           43.6          52.5
                                                                              -------------------------------------------
                                                                                      728.7          656.1         752.5
                                                                              -------------------------------------------
Other income:
  Equity income from SMS/800                                                            2.0             .8           ---
  Equity (loss) from VADI                                                             (33.9)           ---           ---
                                                                              -------------------------------------------
                                                                                      (31.9)            .8           ---
                                                                              ----------------------------- -------------

Interest expense to VNFC                                                               43.3           24.3          26.6

Dividends paid to Verizon Communications                                              261.4          218.7         263.1

Dividends received from SMS/800                                                         1.0             .8           ---

     Outstanding balances with affiliates are reported on the balance sheets at December 31, 2000 and 1999 as Accounts Receivable - Affiliates, Note Payable to Affiliate and Accounts Payable and Accrued Liabilities - Affiliates.

     On February 1, 2001, we declared and paid a dividend in the amount of $72.0 million to Verizon Communications.

                           Verizon Pennsylvania Inc.

13.  COMMITMENTS AND CONTINGENCIES

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

     Several federal regulatory matters may require us to refund a portion of the revenues collected in the current and prior periods. The outcome of each pending matter, as well as the time frame within which each will be resolved, is not presently determinable.

     Federal and state regulatory conditions to the Bell Atlantic-GTE merger include certain commitments to, among other things, promote competition and the widespread deployment of advanced services, while helping to ensure that consumers continue to receive high-quality, low cost telephone services. In some cases, there are significant penalties associated with not meeting these commitments. The cost of satisfying these commitments could have a significant impact on net income in future periods.

14.  SEGMENT INFORMATION

     We have one reportable segment, which provides domestic wireline telecommunications services. Specifically, we provide local telephone services including voice and data transport, enhanced and custom calling features, network access, directory assistance and private lines. In addition, we provide customer premises equipment distribution, billing and collection and pay telephone services.

15.  QUARTERLY FINANCIAL INFORMATION (unaudited)

                                                                                                Income Before
                                                              Operating        Operating        Extraordinary
Quarter Ended                                                  Revenues           Income                 Item   Net Income
----------------------------------------------------------------------------------------------------------------------------
                                                                               (Dollars in Millions)
2000:
March 31                                                        $ 909.8           $290.8             $156.8         $156.8
June 30*                                                          935.4            201.6              108.6          108.6
September 30                                                      926.4            230.3              116.1          116.1
December 31                                                       943.6            237.5               82.9           82.9
                                                         -------------------------------------------------------------------
Total                                                          $3,715.2           $960.2             $464.4         $464.4
                                                         ===================================================================

1999:
March 31                                                         $868.7           $239.4             $124.3         $124.3
June 30                                                           893.2            233.3              119.9          119.9
September 30                                                      896.6            243.7              124.7          124.7
December 31                                                       923.7            223.5              113.4          113.4
                                                         -------------------------------------------------------------------
Total                                                          $3,582.2           $939.9             $482.3         $482.3
                                                         ===================================================================

*Results of operations for the second quarter of 2000 include costs related to the Bell Atlantic - GTE merger.

                           Verizon Pennsylvania Inc.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 2000, 1999 and 1998
                              (Dollars in Millions)

                                                                  Additions
                                                      ----------------------------------
                                        Balance at                          Charged to
                                      Beginning of        Charged to    Other Accounts        Deductions    Balance at End
Description                                 Period          Expenses           Note(a)          Note (b)         of Period
---------------------------------------------------------------------------------------------------------------------------
Allowance for Uncollectible
Accounts Receivable:
Year 2000                                      $60.9             $60.1             $57.3            $111.4             $66.9

Year 1999                                      $63.0             $41.3             $61.3            $104.7             $60.9

Year 1998                                      $53.8             $43.3             $65.8             $99.9             $63.0


Merger-Related Costs:

Year 2000                                      $55.9             $41.3             $ ---             $55.4             $41.8

Year 1999                                      $66.0             $ ---             $ ---             $10.1             $55.9

Year 1998                                      $71.6             $ ---             $ ---             $ 5.6             $66.0


(a) (1) Allowance for Uncollectible Accounts Receivable includes amounts previously written off which were credited directly to this account when recovered, and (2) accruals charged to accounts payable for anticipated uncollectible charges on purchases of accounts receivable from others which we billed.

(b)  Amounts written off as uncollectible, utilized or paid.

Form 10-K for 2000
File No. 1-6393
Page 1 of 1

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

     3a(iii) Articles of Amendment - Domestic Business Corporation, dated June 30, 2000. (Exhibit 3a(iii) to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File
               No. 1-6393.)

3b By-Laws of the registrant, as amended December 15, 1995. (Exhibit 3b to the registrant's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-6393.)

     3b(i) Consent of Sole Stockholder of Verizon Pennsylvania Inc., dated December 15, 1995. (Exhibit 3b(i) to the registrant's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-6393.)

4 No instrument which defines the rights of holders of long-term debt of the registrant is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

10a Agreement among Verizon Services Inc. and the Verizon Communications Inc. telephone subsidiaries, dated November 7, 1983. (Exhibit 10b to Verizon Communications Inc. Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-8606.)

23a  Consent of Independent Auditors.

23b  Consent of Independent Accountants.