Form 10-Q
period 2001-06-30
VERIZON PENNSYLVANIA INC
filed 2001-08-14
CIK 11107

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

                             ---------------------


(Mark one)
  [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 2001

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

                           Verizon Pennsylvania Inc.

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        CONDENSED STATEMENTS OF INCOME

                                                                    Three Months Ended June 30,         Six Months Ended June 30,
                                                                  -----------------------------------------------------------------
(Dollars in Millions) (Unaudited)                                        2001             2000             2001              2000
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES
    (including $49.4, $29.8, $106.3 and $59.3 from affiliates)         $931.3           $935.4          $1,865.2         $1,845.2
                                                                  -----------------------------------------------------------------
OPERATING EXPENSES
Operations and support (including $190.7, $199.7, $342.9 and
    $340.6 to affiliates)                                               480.1            535.7             961.6            964.3
Depreciation and amortization                                           219.1            198.1             432.7            388.5
                                                                  -----------------------------------------------------------------
                                                                        699.2            733.8           1,394.3          1,352.8
                                                                  -----------------------------------------------------------------
OPERATING INCOME                                                        232.1            201.6             470.9            492.4
OTHER INCOME AND (EXPENSE), NET
    (including $.1, $1.2, $(26.2) and $1.3 from affiliates)                .8              4.7             (23.7)            12.2
INTEREST EXPENSE
    (including $13.4, $9.4, $27.7 and $16.8 to affiliate)                32.9             32.9              68.1             63.3
                                                                  -----------------------------------------------------------------
INCOME BEFORE PROVISION FOR INCOME TAXES                                200.0            173.4             379.1            441.3
PROVISION FOR INCOME TAXES                                               83.5             64.8             169.0            175.9
                                                                  -----------------------------------------------------------------
NET INCOME                                                             $116.5           $108.6          $  210.1         $  265.4
                                                                  =================================================================

                 See Notes to Condensed Financial Statements.

                           Verizon Pennsylvania Inc.

                           CONDENSED BALANCE SHEETS

                                    ASSETS
                                    ------

(Dollars in Millions)                                                                    June 30, 2001       December 31, 2000
---------------------------------------------------------------------------------------------------------------------------------
                                                                                           (Unaudited)
CURRENT ASSETS
Short-term investments                                                                     $      21.7              $     65.2
Accounts receivable:
   Trade and other, net of allowances for
       uncollectibles of $75.0 and $66.9                                                         631.1                   663.7
   Affiliates                                                                                     80.7                    28.8
Material and supplies                                                                             26.0                    17.4
Prepaid expenses                                                                                 105.6                    32.5
Deferred income taxes                                                                             89.9                    84.8
Other                                                                                            100.4                    99.4
                                                                                        -----------------------------------------
                                                                                               1,055.4                   991.8
                                                                                        -----------------------------------------
PLANT, PROPERTY AND EQUIPMENT                                                                 12,431.8                11,908.4
Less accumulated depreciation                                                                  7,481.2                 7,137.4
                                                                                        -----------------------------------------
                                                                                               4,950.6                 4,771.0
                                                                                        -----------------------------------------
PREPAID PENSION ASSET                                                                            278.9                   172.2
                                                                                        -----------------------------------------
OTHER ASSETS                                                                                     340.2                   422.1
                                                                                        -----------------------------------------
TOTAL ASSETS                                                                               $   6,625.1              $  6,357.1
                                                                                        =========================================


                 See Notes to Condensed Financial Statements.

                           Verizon Pennsylvania Inc.

                           CONDENSED BALANCE SHEETS

                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------

(Dollars in Millions, Except Per Share Amount)                                           June 30, 2001       December 31, 2000
---------------------------------------------------------------------------------------------------------------------------------
                                                                                           (Unaudited)
CURRENT LIABILITIES
Debt maturing within one year:
   Note payable to affiliate                                                                $  1,212.2                $  935.1
   Other                                                                                            .4                    50.4
Accounts payable and accrued liabilities:

   Affiliates                                                                                    178.2                   133.1
   Other                                                                                         421.6                   598.3
Other liabilities                                                                                183.7                   183.9
                                                                                       ------------------------------------------
                                                                                               1,996.1                 1,900.8
                                                                                       ------------------------------------------
LONG-TERM DEBT                                                                                 1,379.1                 1,379.1
                                                                                       ------------------------------------------

EMPLOYEE BENEFIT OBLIGATIONS                                                                     580.6                   581.8
                                                                                       ------------------------------------------
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes                                                                            499.9                   390.1
Unamortized investment tax credits                                                                23.4                    24.1
Other                                                                                            276.6                   270.9
                                                                                       ------------------------------------------
                                                                                                 799.9                   685.1
                                                                                       ------------------------------------------

SHAREOWNER'S INVESTMENT
Common stock - $20 par value per share                                                         1,594.7                 1,594.7
   Authorized shares:   80,210,000
   Outstanding shares:  79,732,681
Contributed capital                                                                                 .7                      .7
Reinvested earnings                                                                              274.0                   214.9
                                                                                       ------------------------------------------
                                                                                               1,869.4                 1,810.3
                                                                                       ------------------------------------------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT                                               $  6,625.1                $6,357.1
                                                                                       ==========================================


                 See Notes to Condensed Financial Statements.

                           Verizon Pennsylvania Inc.

                      CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                  Six Months Ended June 30,
                                                                                            -------------------------------------
(Dollars in Millions) (Unaudited)                                                                   2001                  2000
---------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                     $    500.4            $    565.8
                                                                                            -------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments                                                                43.5                  42.1
Capital expenditures                                                                              (600.0)               (598.7)
Other, net                                                                                          (2.3)                (56.5)
                                                                                            -------------------------------------
Net cash used in investing activities                                                             (558.8)               (613.1)
                                                                                            -------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments of borrowings and capital lease obligations                                   (50.2)                  (.7)
Net change in note payable to affiliate                                                            277.1                 162.3
Dividends paid                                                                                    (151.0)               (120.0)
Net change in outstanding checks drawn
     on controlled disbursement accounts                                                           (17.5)                  3.0
                                                                                            -------------------------------------
Net cash provided by financing activities                                                           58.4                  44.6
                                                                                            -------------------------------------

NET CHANGE IN CASH                                                                                  ---                   (2.7)

CASH, BEGINNING OF PERIOD                                                                           ---                    2.7
                                                                                            -------------------------------------

CASH, END OF PERIOD                                                                           $     ---             $      ---
                                                                                            =====================================


                 See Notes to Condensed Financial Statements.

                           Verizon Pennsylvania Inc.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   Basis of Presentation

     Verizon Pennsylvania Inc. is a wholly owned subsidiary of Verizon Communications Inc. (Verizon Communications). The accompanying unaudited condensed financial statements have been prepared based upon Securities and Exchange Commission (SEC) rules that permit reduced disclosure for interim periods. These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial position for the interim periods shown including normal recurring accruals. The results for the interim periods are not necessarily indicative of results for the full year. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For a more complete discussion of significant accounting policies and certain other information, you should refer to the financial statements included in our 2000 Annual Report on Form 10-K.

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

4.   Dividend

     On August 1, 2001, we declared and paid a dividend in the amount of $79.0 million to Verizon Communications.

5.   Derivatives and Hedging Activities

     Effective January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133 requires that all derivatives, including derivatives embedded in other financial instruments, be measured at fair value and recognized as either assets or liabilities on our balance sheet. Changes in the fair values of derivative instruments not qualifying as hedges under SFAS No. 133 or any ineffective portion of hedges are recognized in earnings in the current period. Changes in the fair values of derivative instruments used effectively as fair value hedges are recognized in earnings, along with changes in the fair value of the hedged item. Changes in the fair value of the effective portions of cash flow hedges are reported in other comprehensive income (loss), and recognized in earnings when the hedged item is recognized in earnings. The impact of the adoption of SFAS No. 133 on our financial statements was not material.

6.   Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."

     SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial

                           Verizon Pennsylvania Inc.

recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001.

     SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No.
121. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121. We are required to adopt SFAS No. 142 effective January 1, 2002. We are currently evaluating our intangible assets in relation to the provisions of SFAS No. 142 to determine the impact, if any, the adoption of SFAS No. 142 will have on our results of operations or financial position.

7.   Merger Charges

     In connection with the merger of Bell Atlantic and GTE on June 30, 2000, we incurred charges associated with employee severance of $20.0 million pre-tax. Employee severance costs, as recorded under SFAS No. 112, "Employers' Accounting for Postemployment Benefits," represent the benefit costs for the separation of management employees who were entitled to benefits under pre-existing separation plans. During the second quarter of 2000, in connection with the merger, we also recorded a pre-tax charge of $18.7 million for direct, incremental merger-related costs, including compensation, professional services and other direct costs.

     In addition, we recorded pre-tax merger-related transition costs of $18.7 million in the first six months of 2001 and $2.3 million for the first six months of 2000. Transition costs consisted of costs to integrate systems, consolidate real estate, relocate employees and meet certain regulatory conditions of the merger. They also included costs for advertising and other costs to establish the Verizon brand. Transition costs since the date of the merger totaled $29.9 million. Transition costs are expensed as incurred. During the second quarter of 2000, we also recorded a $2.6 million pre-tax charge for other actions in relation to the Bell Atlantic - GTE merger. Of this amount, $.3 million was recorded in operations and support expenses and $2.3 million was recorded in depreciation and amortization. This charge was related to the write-off of duplicate assets.

8.   Shareowner's Investment

                                                                    Common      Contributed      Reinvested
(Dollars in Millions)                                                Stock          Capital        Earnings
--------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                                      $1,594.7              $.7         $ 214.9
Net income                                                                                            210.1
Dividends declared to Verizon Communications                                                         (151.0)
                                                         ------------------------------------------------------
Balance at June 30, 2001                                          $1,594.7              $.7         $ 274.0
                                                         ======================================================

     Net income and comprehensive income were the same for the six months ended June 30, 2001 and 2000.

9.   Commitments and Contingencies

     Various legal actions and regulatory proceedings are pending to which we are a party and claims which, if asserted, may lead to other legal actions. We have established reserves for specific liabilities in connection with regulatory and legal matters that we currently deem to be probable and estimable. We do not expect that the ultimate resolution of pending regulatory and legal matters in future periods will have a material effect on our financial condition, but it could have a material effect on our results of operations.

     Several regulatory matters may require us to refund a portion of the revenues collected in the current and prior periods. The outcome of each pending matter, as well as the time frame within which each matter will be resolved, is not presently determinable.

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


RESULTS OF OPERATIONS
---------------------

     We reported net income of $210.1 million for the six month period ended June 30, 2001, compared to net income of $265.4 million for the same period in 2000.

      Our results for 2001 and 2000 were affected by special items. The special items in both periods include our allocated share of charges from affiliates that provide various centralized services on behalf of Verizon Communications Inc. subsidiaries.

      The following table shows how special items are reflected in our condensed statements of income for each period:

                                                                                         (Dollars in Millions)
Six Months Ended June 30                                                              2001             2000
--------------------------------------------------------------------------------------------------------------
Operating Revenues
  Regulatory contingency                                                         $   ---            $    .8
                                                                            ----------------------------------

Operations and Support Expenses
   Bell Atlantic-GTE merger direct incremental costs                                 ---               18.7
   Bell Atlantic-GTE merger severance costs                                          ---               20.0
   Bell Atlantic-GTE merger transition costs                                         18.7               2.3
   Bell Atlantic-GTE merger related costs                                            ---                 .3
   Other charges and special items                                                   ---               12.1
                                                                            ----------------------------------
                                                                                     18.7              53.4
                                                                            ----------------------------------

Depreciation and Amortization
   Bell Atlantic-GTE merger related costs                                            ---                2.3
                                                                            ----------------------------------

Interest Expense
   Regulatory contingency                                                            ---                 .3
                                                                            ----------------------------------
Net impact on pre-tax income                                                     $   18.7           $  56.8
                                                                            ==================================

     What follows is a further explanation of the nature of these special items.

Merger Charges

     In connection with the merger of Bell Atlantic and GTE on June 30, 2000, we incurred charges associated with employee severance of $20.0 million pre-tax. Employee severance costs, as recorded under SFAS No. 112, "Employers' Accounting for Postemployment Benefits," represent the benefit costs for the separation of management employees who were entitled to benefits under pre-existing separation plans. During the second quarter of 2000, in connection with the merger, we also recorded a pre-tax charge of $18.7 million for direct, incremental merger-related costs, including compensation, professional services and other direct costs.

     In addition, we recorded pre-tax merger-related transition costs of $18.7 million in the first six months of 2001 and $2.3 million for the first six months of 2000. Transition costs consisted of costs to integrate systems, consolidate real estate, relocate employees and meet certain regulatory conditions of the merger. They also included costs for advertising and other costs to establish the Verizon brand. Transition costs are expensed as incurred. During the second quarter of 2000, we also recorded a $2.6 million pre-tax charge for other actions in relation to the Bell Atlantic - GTE merger. Of this amount, $.3 million was recorded in operations and support expenses and $2.3 million was recorded in depreciation and amortization. This charge was related to the write-off of duplicate assets.

                           Verizon Pennsylvania Inc.

Other Charges and Special Items

      In the second quarter of 2000, we recognized a pre-tax charge for a regulatory matter totaling $1.1 million. We recorded a reduction to operating revenue in the amount of $.8 million and a charge to interest expense of $.3 million. This matter relates to a specific issue currently under investigation by the Federal Communications Commission (FCC). We believe that it is probable that the ultimate resolution of this matter will result in refunds to our customers, including interest. In the second quarter of 2000, we also recorded other charges and special items totaling approximately $12.1 million. These charges included costs for the write-off of accounts receivable, legal contingencies and other miscellaneous items.

      These and other items affecting the comparison of our results of operations for the six month periods ended June 30, 2001 and 2000 are discussed in the following sections.



OPERATING REVENUES
------------------
(Dollars in Millions)

Six Months Ended June 30,                             2001             2000
------------------------------------------------------------------------------
Local services                                    $1,005.1         $  993.6
Network access services                              630.3            600.9
Long distance services                               119.1            137.9
Other services                                       110.7            112.8
                                             ---------------------------------
Total                                             $1,865.2         $1,845.2
                                             =================================


LOCAL SERVICES

     2001 - 2000                                               Increase
--------------------------------------------------------------------------------
     Six Months                                           $11.5         1.2%
--------------------------------------------------------------------------------

     Local service revenues are earned from the provision of local exchange, local private line, wire maintenance, voice messaging and value-added services. Value-added services are a family of services that expand the utilization of the network, including products such as Caller ID, Call Waiting and Return Call. The provision of local exchange services not only includes retail revenues, but also includes local wholesale revenues from unbundled network elements (UNEs), interconnection revenues from competitive local exchange carriers, certain data transport revenues and wireless interconnection revenues.

     Local service revenues increased in the first six months of 2001 primarily as a result of higher payments received from competitive local exchange carriers for the purchase of unbundled network elements. This increase was partially offset by the effect of lower demand and usage of our basic wireline services, primarily reflecting the impact of an economic slowdown during the first half of 2001. In addition, the effect of technology substitution is increasing, as more customers are choosing wireless and Internet services over certain basic wireline services.


NETWORK ACCESS SERVICES

     2001 - 2000                                               Increase
--------------------------------------------------------------------------------
     Six Months                                           $29.4         4.9%
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

     Network access revenue growth in the first six months of 2001 was mainly attributable to higher customer demand for our special access services. This growth reflects a continuing expansion of the business market, particularly for high-capacity, high-

                           Verizon Pennsylvania Inc.

speed digital services. Network access revenue was also impacted by the effect of a special charge recorded in 2000, as described in the Results of Operations section.

     These increases were partially offset by price reductions associated with federal and state price cap filings and other regulatory decisions. The Pennsylvania Public Utility Commission (PPUC) regulates us with respect to certain intrastate rates and services and certain other matters. The FCC regulates rates that we charge long distance carriers and end-user subscribers for interstate access services. We are required to file new access rates with the FCC each year. In July 2000, we implemented the Coalition for Affordable Local and Long Distance Service (CALLS) plan. Rates included in the July 2000 CALLS plan were in effect through June 2001. The impact of the slowing economy also affected network access revenues in 2001.


LONG DISTANCE SERVICES

     2001 - 2000                                             (Decrease)
--------------------------------------------------------------------------------
     Six Months                                          $(18.8)      (13.6)%
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

     Long distance service revenues declined in the first six months of 2001 primarily due to competition and the effects of toll calling discount packages and product bundling offers of our intraLATA toll services.


OTHER SERVICES

     2001 - 2000                                             (Decrease)
--------------------------------------------------------------------------------
     Six Months                                           $(2.1)       (1.9)%
--------------------------------------------------------------------------------

     Our other services include such services as billing and collections for long distance carriers and affiliates, facilities rentals to affiliates and nonaffiliates, public (pay) telephone, customer premises equipment (CPE) and sales of materials and supplies to affiliates. Other service revenues also include fees paid by customers for nonpublication of telephone numbers and multiple white page listings and fees paid by an affiliate for usage of our directory listings.

     Other service revenues decreased in the first six months of 2001 primarily due to a decline in public telephone revenues, as more customers substituted wireless communications for pay phone services. Lower revenues from our billing and collection services, reflecting the take-back of these services by interexchange carriers, also contributed to the decrease in other service revenues. These decreases were partially offset by a one-time reclassification associated with regulatory-related activities.

                           Verizon Pennsylvania Inc.

OPERATING EXPENSES
------------------
(Dollars in Millions)


OPERATIONS AND SUPPORT

     2001 - 2000                                             (Decrease)
--------------------------------------------------------------------------------
     Six Months                                           $(2.7)        (.3)%
--------------------------------------------------------------------------------

     Operations and support expenses consist of employee costs and other operating expenses. Employee costs consist of salaries, wages and other employee compensation, employee benefits and payroll taxes. Other operating expenses consist of contract services including centralized services expenses allocated from affiliates, rent, network software costs, operating taxes other than income, the provision for uncollectible accounts receivable, reciprocal compensation, and other costs.

     The decrease in operations and support expenses was primarily attributable to the effect of merger-related costs and other special items recorded in 2000 and 2001, as described in the Results of Operations section. Operations and support expenses were further reduced by lower pension and benefit costs primarily due to increased amortization of actuarial gains and by reduced employee overtime pay. Operating costs have also decreased due to business integration activities. These decreases were partially offset by higher interconnection and related costs associated with reciprocal compensation arrangements with competitive local exchange and other carriers to terminate calls on their network and by higher centralized services expenses allocated from affiliates.

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


DEPRECIATION AND AMORTIZATION

     2001 - 2000                                            Increase
--------------------------------------------------------------------------------
     Six Months                                           $44.2        11.4%
--------------------------------------------------------------------------------

     Depreciation and amortization expense increased in the first six months of 2001 principally due to growth in depreciable telephone plant as a result of increased capital expenditures for higher growth services and increased software amortization costs. Higher rates of depreciation and amortization also contributed to the increase, but to a lesser extent. These factors were partially offset by the effect of recording merger-related costs in 2000, as described in the Results of Operations section.

                           Verizon Pennsylvania Inc.

OTHER INCOME AND (EXPENSE), NET

     2001 - 2000                                             (Decrease)
--------------------------------------------------------------------------------
     Six Months                                          $(35.9)         ---%
--------------------------------------------------------------------------------

     The change in other income and (expense), net, was primarily attributable to equity losses recognized from our investment in Verizon Advanced Data Inc.
(VADI). VADI is a wholly owned subsidiary of Verizon Communications that provides new exchange access services. At June 30, 2001, our ownership interest in VADI was 26.55%. Additional interest income associated with the settlement of a tax-related matter in the first quarter of 2000 also contributed to the change in other income and (expense), net, but to a lesser extent.


INTEREST EXPENSE

     2001 - 2000                                               Increase
--------------------------------------------------------------------------------
     Six Months                                             $4.8         7.6%
--------------------------------------------------------------------------------

     Interest expense includes costs associated with borrowings and capital leases, net of interest capitalized as a cost of acquiring or constructing plant assets.

     Interest expense increased in the first six months of 2001, over the same period in 2000, primarily as a result of higher levels of average short-term debt with an affiliate. This increase was partially offset by higher capitalized interest costs resulting from higher levels of average telephone plant under construction. The effect of additional interest costs in 2000 associated with a regulatory contingency, as described in the Results of Operations section, also offset the increase in expense, but to a lesser extent.


EFFECTIVE INCOME TAX RATES

     Six Months Ended June 30,
--------------------------------------------------------------------------------
     2001                                                              44.6%
--------------------------------------------------------------------------------
     2000                                                              39.9%
--------------------------------------------------------------------------------

     The effective income tax rate is the provision for income taxes as a percentage of income before the provision for income taxes. Our effective income tax rate was higher in the first six months of 2001, principally due to equity losses associated with our investment in VADI, for which we do not recognize income tax benefits.


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

In-Region Long Distance

     On June 21, 2001, we filed an application with the FCC for approval to offer in-region long distance service in Pennsylvania. Under the terms of the Telecommunications Act of 1996, the FCC is required to act on our application no later than September 19, 2001. The in-region long distance service would be offered by a separate non-regulated subsidiary of Verizon Communications Inc. as required by law.

                           Verizon Pennsylvania Inc.

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."

     SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001.

     SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121. We are required to adopt SFAS No. 142 effective January 1, 2002. We are currently evaluating our intangible assets in relation to the provisions of SFAS No. 142 to determine the impact, if any, the adoption of SFAS No. 142 will have on our results of operations or financial position.

                           Verizon Pennsylvania Inc.

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        There were no proceedings reportable under this Item.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            Exhibit
            Number
            -------
              12     Computation of Ratio of Earnings to Fixed Charges.

        (b) There were no Current Reports on Form 8-K filed during the quarter ended June 30, 2001.

                           Verizon Pennsylvania Inc.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Verizon Pennsylvania Inc.



Date:  August 13, 2001                    By  /s/  Edwin F. Hall
                                             -----------------------------------
                                                   Edwin F. Hall
                                                   Chief Financial Officer
                                                   and Controller


     UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF AUGUST 8, 2001.