Form 10-Q
period 2001-09-30
VERIZON PENNSYLVANIA INC
filed 2001-11-13
CIK 11107

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

                             ---------------------


(Mark one)
   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2001

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

                            Verizon Pennsylvania Inc.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                         CONDENSED STATEMENTS OF INCOME

                                                               Three Months Ended September 30,     Nine Months Ended September 30,
                                                              ----------------------------------------------------------------------

(Dollars in Millions) (Unaudited)                                              2001            2000           2001            2000
------------------------------------------------------------------------------------------------------------------------------------

OPERATING REVENUES
   (including $33.8, $31.3, $140.1 and $90.6 from affiliates)                $893.7          $926.4       $2,758.9        $2,771.6
                                                              ----------------------------------------------------------------------
OPERATING EXPENSES
Operations and support (including $172.1, $194.4, $515.0 and
   $535.0 to affiliates)                                                      416.8           496.1        1,378.4         1,460.4
Depreciation and amortization                                                 220.9           200.0          653.6           588.5
                                                              ----------------------------------------------------------------------
                                                                              637.7           696.1        2,032.0         2,048.9
                                                              ----------------------------------------------------------------------
OPERATING INCOME                                                              256.0           230.3          726.9           722.7

OTHER INCOME AND (EXPENSE), NET
   (including $(2.0), $.2, $(28.2) and $1.5 from affiliates)                   (1.2)            2.3          (24.9)           14.5

INTEREST EXPENSE
     (including $10.4, $12.5, $38.1 and $29.3 to affiliate)                    31.7            34.4           99.8            97.7
                                                              ----------------------------------------------------------------------
INCOME BEFORE PROVISION FOR INCOME TAXES                                      223.1           198.2          602.2           639.5

PROVISION FOR INCOME TAXES                                                     92.9            82.1          261.9           258.0
                                                              ----------------------------------------------------------------------
NET INCOME                                                                   $130.2          $116.1       $  340.3        $  381.5
                                                              ======================================================================


                 See Notes to Condensed Financial Statements.

                            Verizon Pennsylvania Inc.

                            CONDENSED BALANCE SHEETS

                                     ASSETS
                                     ------

(Dollars in Millions)                                                              September 30, 2001     December 31, 2000
--------------------------------------------------------------------------------------------------------------------------------
                                                                                          (Unaudited)
CURRENT ASSETS
Short-term investments                                                                    $        --           $      65.2
Accounts receivable:
   Trade and other, net of allowances for uncollectibles of $73.2 and $66.9                     645.8                 663.7
   Affiliates                                                                                    98.3                  28.8
Material and supplies                                                                            33.5                  17.4
Prepaid expenses                                                                                 50.0                  32.5
Deferred income taxes                                                                            94.7                  84.8
Other                                                                                           103.3                  99.4
                                                                                  ----------------------------------------------
                                                                                              1,025.6                 991.8
                                                                                  ----------------------------------------------

PLANT, PROPERTY AND EQUIPMENT                                                                12,502.9              11,908.4
Less accumulated depreciation                                                                 7,629.6               7,137.4
                                                                                  ----------------------------------------------
                                                                                              4,873.3               4,771.0
                                                                                  ----------------------------------------------

PREPAID PENSION ASSET                                                                           403.4                 172.2
                                                                                  ----------------------------------------------

OTHER ASSETS                                                                                    341.7                 422.1
                                                                                  ----------------------------------------------

TOTAL ASSETS                                                                              $   6,644.0           $   6,357.1
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

                 See Notes to Condensed Financial Statements.

                            Verizon Pennsylvania Inc.

                            CONDENSED BALANCE SHEETS

                     LIABILITIES AND SHAREOWNER'S INVESTMENT
                     ---------------------------------------

(Dollars in Millions, Except Per Share Amount)                          September 30, 2001       December 31, 2000
--------------------------------------------------------------------------------------------------------------------
                                                                               (Unaudited)
CURRENT LIABILITIES
Debt maturing within one year:
   Note payable to affiliate                                                      $1,023.6                $  935.1
   Other                                                                             100.4                    50.4
Accounts payable and accrued liabilities:
   Affiliates                                                                        209.8                   133.1
   Other                                                                             496.5                   598.3
Other liabilities                                                                    189.3                   183.9
                                                                       ---------------------------------------------
                                                                                   2,019.6                 1,900.8
                                                                       ---------------------------------------------

LONG-TERM DEBT                                                                     1,279.0                 1,379.1
                                                                       ---------------------------------------------

EMPLOYEE BENEFIT OBLIGATIONS                                                         590.1                   581.8
                                                                       ---------------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes                                                                508.4                   390.1
Unamortized investment tax credits                                                    23.1                    24.1
Other                                                                                303.2                   270.9
                                                                       ---------------------------------------------
                                                                                     834.7                   685.1
                                                                       ---------------------------------------------

SHAREOWNER'S INVESTMENT
Common stock - $20 par value per share                                             1,594.7                 1,594.7
   Authorized shares: 80,210,000
   Outstanding shares: 79,732,681
Contributed capital                                                                     .7                      .7
Reinvested earnings                                                                  325.2                   214.9
                                                                       ---------------------------------------------
                                                                                   1,920.6                 1,810.3
                                                                       ---------------------------------------------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT                                     $6,644.0                $6,357.1
                                                                       =============================================

                 See Notes to Condensed Financial Statements.

                            Verizon Pennsylvania Inc.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                             Nine Months Ended September 30,
                                                                         -----------------------------------------
(Dollars in Millions) (Unaudited)                                                   2001                2000
------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                        $ 894.6             $ 813.1
                                                                         -----------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments                                                65.2                63.1
Capital expenditures                                                              (739.1)             (899.3)
Other, net                                                                          (7.3)              (69.8)
                                                                         -----------------------------------------
Net cash used in investing activities                                             (681.2)             (906.0)
                                                                         -----------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments of borrowings and capital lease obligations                   (50.4)               (1.1)
Net change in note payable to affiliate                                             88.5               286.5
Dividends paid                                                                    (230.0)             (190.7)
Net change in outstanding checks drawn
    on controlled disbursement accounts                                            (21.5)               (4.5)
                                                                         -----------------------------------------
Net cash (used in)/provided by financing activities                               (213.4)               90.2
                                                                         -----------------------------------------

NET CHANGE IN CASH                                                                    --                (2.7)

CASH, BEGINNING OF PERIOD                                                             --                 2.7
                                                                         -----------------------------------------

CASH, END OF PERIOD                                                              $    --             $    --
                                                                         =========================================

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

4.   Dividend

     On November 1, 2001, we declared and paid a dividend in the amount of $78.0 million to Verizon Communications.

5.   Debt

     On November 7, 2001, we entered into an agreement to issue $1,000 million of 5.65% Series A Debentures due on November 15, 2011. Settlement on this transaction is expected to take place on November 13, 2001.

6.   Derivatives and Hedging Activities

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

                            Verizon Pennsylvania Inc.

7.   Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."

     SFAS No. 141, which applies to business combinations occurring after June 30, 2001, requires that the purchase method of accounting be used and includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in the combination.

     SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No.
121. The new statement also applies to goodwill and indefinite-lived intangible assets of investments accounted for under the equity method of accounting. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." We are required to adopt SFAS No. 142 effective January 1, 2002. We are currently evaluating our intangible assets to determine the impact, if any, the adoption of SFAS No. 142 will have on our results of operations or financial position.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. We are required to adopt SFAS No. 143 effective January 1, 2003. We are currently evaluating the impact this new standard will have on our future results of operations or financial position.

     In August 2001, the FASB issued SFAS No. 144. This standard supersedes SFAS No. 121 and the provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," with regard to reporting the effects of a disposal of a segment of a business. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale and addresses several SFAS No. 121 implementation issues. We are required to adopt SFAS No. 144 effective January 1, 2002. We do not expect the impact of the adoption of SFAS No. 144 to have a material effect on our results of operations or financial position.

8.   Merger Charges

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

     In addition, we recorded pre-tax merger-related transition costs of $27.3 million in the first nine months of 2001 and $3.8 million for the first nine months of 2000. Transition costs consisted of costs to integrate systems, consolidate real estate, relocate employees and meet certain regulatory conditions of the merger. They also included costs for advertising and other costs to establish the Verizon brand. Transition costs since the date of the merger totaled $38.5 million. Transition costs are expensed as incurred. During the second quarter of 2000, we also recorded a $2.6 million pre-tax charge for other actions in relation to the Bell Atlantic - GTE merger. Of this amount, $.3 million was recorded in operations and support expenses and $2.3 million was recorded in depreciation and amortization. This charge was related to the write-off of duplicate assets.

                            Verizon Pennsylvania Inc.

9.    Shareowner's Investment


                                                                                                     Reinvested
(Dollars in Millions)                                         Common Stock   Contributed Capital       Earnings
------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                                     $1,594.7               $.7             $ 214.9
Net income                                                                                                340.3
Dividends declared to Verizon Communications                                                             (230.0)
                                                             -----------------------------------------------------
Balance at September 30, 2001                                    $1,594.7               $.7             $ 325.2
                                                             =====================================================

     Net income and comprehensive income were the same for the nine months ended September 30, 2001 and 2000.

10.  Commitments and Contingencies

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


RESULTS OF OPERATIONS
---------------------

     We reported net income of $340.3 million for the nine month period ended September 30, 2001, compared to net income of $381.5 million for the same period in 2000.

     The tragedies of the terrorist attacks on September 11, 2001 principally affected the Verizon Communications Inc. (Verizon Communications) operations either in, or adjacent to, the World Trade Center complex in New York City. The events of September 11th did not have a significant effect on our results of operations or financial condition.

     Our results for 2001 and 2000 were affected by special items. The special items in both periods include our allocated share of charges from affiliates that provide various centralized services on behalf of Verizon Communications' subsidiaries.

     The following table shows how special items are reflected in our condensed statements of income for each period:

                                                                               (Dollars in Millions)
Nine Months Ended September 30                                                  2001             2000
----------------------------------------------------------------------------------------------------------
Operating Revenues
   Regulatory contingency                                                    $    --          $    .8
                                                                      ------------------------------------
Operations and Support Expenses
   Bell Atlantic-GTE merger direct incremental costs                              --             18.7
   Bell Atlantic-GTE merger severance costs                                       --             20.0
   Bell Atlantic-GTE merger transition costs                                    27.3              3.8
   Bell Atlantic-GTE merger related costs                                         --               .3
   Other charges and special items                                                --             12.1
                                                                      ------------------------------------
                                                                                27.3             54.9
                                                                      ------------------------------------
Depreciation and Amortization
   Bell Atlantic-GTE merger related costs                                         --              2.3
                                                                      ------------------------------------
Interest Expense
   Regulatory contingency                                                         --               .3
                                                                      ------------------------------------
Net impact on pre-tax income                                                 $  27.3            $58.3
                                                                      ====================================

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

     In addition, we recorded pre-tax merger-related transition costs of $27.3 million in the first nine months of 2001 and $3.8 million for the first nine months of 2000. Transition costs consisted of costs to integrate systems, consolidate real estate, relocate employees and meet certain regulatory conditions of the merger. They also included costs for advertising and other costs to establish the Verizon brand. Transition costs are expensed as incurred. During the second quarter of 2000, we also recorded a $2.6 million pre-tax charge for other actions in relation to the Bell Atlantic - GTE merger. Of this amount, $.3 million was recorded in operations and support expenses and $2.3 million was recorded in depreciation and amortization. This charge was related to the write-off of duplicate assets.

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

     These and other items affecting the comparison of our results of operations for the nine month periods ended September 30, 2001 and 2000 are discussed in the following sections.


OPERATING REVENUES
------------------
(Dollars in Millions)

Nine Months Ended September 30,                        2001               2000
--------------------------------------------------------------------------------
Local services                                     $1,490.5           $1,497.7
Network access services                               939.1              901.4
Long distance services                                169.9              201.9
Other services                                        159.4              170.6
                                              ----------------------------------
Total                                              $2,758.9           $2,771.6
                                              ==================================

LOCAL SERVICES

     2001 - 2000                                             (Decrease)
--------------------------------------------------------------------------------
     Nine Months                                      $(7.2)               (.5)%
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

     Local service revenues declined in the first nine months of 2001 primarily due to the effect of lower demand and usage of our basic wireline services, as reflected by a decrease in our switched access lines in service from September 30, 2000. This decrease primarily reflects the impact of an economic slowdown and competition. In addition, the effect of technology substitution is increasing, as more customers are choosing wireless and Internet services over certain basic wireline services. These decreases were substantially offset by higher payments received from competitive local exchange carriers for the purchase of unbundled network elements.

                            Verizon Pennsylvania Inc.

NETWORK ACCESS SERVICES

     2001 - 2000                                               Increase
--------------------------------------------------------------------------------
     Nine Months                                       $37.7              4.2%
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

     Network access revenue growth in the first nine months of 2001 was mainly attributable to higher customer demand for our special access services, particularly for high-capacity, high-speed digital services. Network access revenue was also impacted by the effect of a special charge recorded in 2000, as described in the Results of Operations section.

     These increases were partially offset by price reductions associated with federal and state price cap filings and other regulatory decisions. The Pennsylvania Public Utility Commission (PPUC) regulates us with respect to certain intrastate rates and services and certain other matters. The FCC regulates rates that we charge long distance carriers and end-user subscribers for interstate access services. We are required to file new access rates with the FCC each year. In July 2000, we implemented the Coalition for Affordable Local and Long Distance Service (CALLS) plan. Rates included in the July 2000 CALLS plan were in effect through June 2001. Effective July 3, 2001, we implemented further rate reductions in accordance with the plan. The impact of the slowing economy also affected network access revenues in 2001.


LONG DISTANCE SERVICES

     2001 - 2000                                              (Decrease)
--------------------------------------------------------------------------------
     Nine Months                                      $(32.0)           (15.8)%
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

     Long distance service revenues declined in the first nine months of 2001 primarily due to competition and the effects of toll calling discount packages and product bundling offers of our intraLATA toll services.


OTHER SERVICES

     2001 - 2000                                              (Decrease)
--------------------------------------------------------------------------------
     Nine Months                                      $(11.2)            (6.6)%
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

     Other service revenues decreased in the first nine months of 2001 primarily due to lower billing and collection revenues, reflecting the take-back of these services by interexchange carriers. A decline in public telephone revenue as more customers substituted wireless communications for pay phone services also contributed to the decrease in other service revenues. These decreases were partially offset by a one-time reclassification associated with regulatory-related activities.

                            Verizon Pennsylvania Inc.

OPERATING EXPENSES
------------------
(Dollars in Millions)


OPERATIONS AND SUPPORT

     2001 - 2000                                           (Decrease)
--------------------------------------------------------------------------------
     Nine Months                                    $(82.0)            (5.6)%
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

     The decrease in operations and support expenses was mainly attributable to lower employee costs, primarily due to lower pension and benefit costs as a result of increased amortization of actuarial gains and lower employee overtime pay. These factors were partially offset by salary and wage increases for management and non-management employees. The effect of merger-related costs and other special items recorded in 2000 and 2001, as described in the Results of Operations section, further reduced operations and support expenses. Operating costs have also decreased due to business integration activities and effective cost control measures. These decreases were partially offset by higher interconnection and related costs associated with reciprocal compensation arrangements.

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

     On April 27, 2001, the FCC released an order responding to the court's remand. The FCC found that Internet-bound traffic is interstate and subject to the FCC's jurisdiction. Moreover, the FCC again found that Internet-bound traffic is not subject to reciprocal compensation under section 251(b)(5) of the Telecommunications Act. Instead, the FCC established federal rates that decline from $0.0015 to $0.0007 per minute over a three year period. The FCC order also sets caps on the total minutes that may be subject to any intercarrier compensation and requires that incumbent local exchange carriers must offer to pay reciprocal compensation for local traffic at the same rate as they are required to pay on Internet-bound traffic.


DEPRECIATION AND AMORTIZATION

     2001 - 2000                                            Increase
--------------------------------------------------------------------------------
     Nine Months                                     $65.1             11.1%
--------------------------------------------------------------------------------

     Depreciation and amortization expense increased in the first nine months of 2001 principally due to growth in depreciable telephone plant and increased software amortization costs. Higher rates of depreciation also contributed to the increase, but to a lesser extent. These factors were partially offset by the effect of recording merger-related costs in 2000, as described in the Results of Operations section.

                            Verizon Pennsylvania Inc.

OTHER INCOME AND (EXPENSE), NET

     2001 - 2000                                        (Decrease)
--------------------------------------------------------------------------------
     Nine Months                                  $(39.4)          (271.7)%
--------------------------------------------------------------------------------

     The change in other income and (expense), net, was primarily attributable to equity losses recognized from our investment in Verizon Advanced Data Inc.
(VADI). VADI is a wholly owned subsidiary of Verizon Communications that provides new exchange access services. At September 30, 2001, our ownership interest in VADI was 26.55%. Additional interest income associated with the settlement of a tax-related matter in the first quarter of 2000 also contributed to the change in other income and (expense), net, but to a lesser extent.


INTEREST EXPENSE

     2001 - 2000                                         Increase
--------------------------------------------------------------------------------
     Nine Months                                    $2.1              2.1%
--------------------------------------------------------------------------------

     Interest expense includes costs associated with borrowings and capital leases, net of interest capitalized as a cost of acquiring or constructing plant assets.

     Interest expense increased in the first nine months of 2001, over the same period in 2000, primarily as a result of higher levels of average short-term debt with an affiliate. This increase was partially offset by the effect of lower interest rates and higher capitalized interest costs resulting from higher levels of average telephone plant under construction. The effect of additional interest costs in 2000 associated with a regulatory contingency, as described in the Results of Operations section, also offset the increase in expense, but to a lesser extent.


EFFECTIVE INCOME TAX RATES

     Nine Months Ended September 30,

--------------------------------------------------------------------------------
     2001                                                            43.5%
--------------------------------------------------------------------------------
     2000                                                            40.3%
--------------------------------------------------------------------------------

     The effective income tax rate is the provision for income taxes as a percentage of income before the provision for income taxes. Our effective income tax rate was higher in the first nine months of 2001, principally due to equity losses associated with our investment in VADI, for which we do not recognize income tax benefits.



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

In-Region Long Distance

     On September 19, 2001, the FCC released an order approving our application for permission to enter the in-region long distance market in Pennsylvania. Since October 23, 2001, in-region long distance service is being offered by a separate non-regulated subsidiary of Verizon Communications Inc. as required by law.

                            Verizon Pennsylvania Inc.

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."

     SFAS No. 141, which applies to business combinations occurring after June 30, 2001, requires that the purchase method of accounting be used and includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in the combination.

     SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No.
121. The new statement also applies to goodwill and indefinite-lived intangible assets of investments accounted for under the equity method of accounting. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." We are required to adopt SFAS No. 142 effective January 1, 2002. We are currently evaluating our intangible assets to determine the impact, if any, the adoption of SFAS No. 142 will have on our results of operations or financial position.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. We are required to adopt SFAS No. 143 effective January 1, 2003. We are currently evaluating the impact this new standard will have on our future results of operations or financial position.

     In August 2001, the FASB issued SFAS No. 144. This standard supersedes SFAS No. 121 and the provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," with regard to reporting the effects of a disposal of a segment of a business. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale and addresses several SFAS No. 121 implementation issues. We are required to adopt SFAS No. 144 effective January 1, 2002. We do not expect the impact of the adoption of SFAS No. 144 to have a material effect on our results of operations or financial position.

                            Verizon Pennsylvania Inc.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        There were no proceedings reportable under this Item.


Item 6. Exhibits and Reports on Form 8-K


        (a) Exhibits:

            Exhibit
            Number
            ------

               12       Computation of Ratio of Earnings to Fixed Charges.


        (b) There were no Current Reports on Form 8-K filed during the quarter ended September 30, 2001.

                            Verizon Pennsylvania Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       Verizon Pennsylvania Inc.




Date:  November 13, 2001               By  /s/  Edwin F. Hall
                                          --------------------------------------
                                                Edwin F. Hall
                                                Chief Financial Officer
                                                and Controller




     UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF NOVEMBER 8, 2001.

                            Verizon Pennsylvania Inc.

                                  EXHIBIT INDEX


Exhibit
Number        Description
------        -----------

  12          Computation of Ratio of Earnings to Fixed Charges.