Form 10-Q
period 2002-03-31
VERIZON PENNSYLVANIA INC
filed 2002-05-15
CIK 11107

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

                              ---------------------


           (Mark one)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002

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

                            Verizon Pennsylvania Inc.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         CONDENSED STATEMENTS OF INCOME

                                                                            Three Months Ended March 31,
                                                                   ------------------------------------------
(Dollars in Millions) (Unaudited)                                             2002                 2001
-------------------------------------------------------------------------------------------------------------
OPERATING REVENUES
    (including $67.8 and $56.9 from affiliates)                              $882.8                $933.9
                                                                   ------------------------------------------

OPERATING EXPENSES
Operations and support (including $149.8 and $152.2 to affiliates)            402.4                 481.5
Depreciation and amortization                                                 218.2                 213.6
                                                                   ------------------------------------------
                                                                              620.6                 695.1
                                                                   ------------------------------------------

OPERATING INCOME                                                              262.2                 238.8

OTHER EXPENSE, NET
    (including $23.9 and $26.3 from affiliates)                                23.4                  24.5

INTEREST EXPENSE
    (including $.6 and $14.3 to affiliate)                                     33.9                  35.2
                                                                   ------------------------------------------

INCOME BEFORE PROVISION FOR INCOME TAXES AND                                  204.9                 179.1
    EXTRAORDINARY ITEM

PROVISION FOR INCOME TAXES                                                     95.1                  85.5
                                                                   ------------------------------------------

INCOME BEFORE EXTRAORDINARY ITEM                                              109.8                  93.6

EXTRAORDINARY ITEM
Early extinguishment of debt, net of tax                                        (.9)                  ---
                                                                   ------------------------------------------

NET INCOME                                                                  $ 108.9               $  93.6
                                                                   ==========================================


                  See Notes to Condensed Financial Statements.

                           Verizon Pennsylvania Inc.

                            CONDENSED BALANCE SHEETS

                                     ASSETS

(Dollars in Millions)                                                                   March 31, 2002       December 31, 2001
-------------------------------------------------------------------------------------------------------------------------------
                                                                                            (Unaudited)
CURRENT ASSETS
Short-term investments                                                                       $    77.5               $   114.7
Accounts receivable:
   Trade and other, net of allowances for uncollectibles of $109.6 and $100.2                    572.3                   629.4
   Affiliates                                                                                     66.9                    74.7
Material and supplies                                                                             24.0                    24.5
Prepaid expenses                                                                                 135.9                    33.2
Deferred income taxes                                                                             72.3                    72.2
Other                                                                                             96.3                    94.3
                                                                                    --------------------------------------------
                                                                                               1,045.2                 1,043.0
                                                                                    --------------------------------------------

PLANT, PROPERTY AND EQUIPMENT                                                                 12,607.2                12,567.4
Less accumulated depreciation                                                                  7,897.1                 7,746.3
                                                                                    --------------------------------------------
                                                                                               4,710.1                 4,821.1
                                                                                    --------------------------------------------

PREPAID PENSION ASSET                                                                            459.0                   387.8
                                                                                    --------------------------------------------

OTHER ASSETS                                                                                     378.5                   417.0
                                                                                    --------------------------------------------

TOTAL ASSETS                                                                                 $ 6,592.8               $ 6,668.9
                                                                                    ============================================




                  See Notes to Condensed Financial Statements.

                            Verizon Pennsylvania Inc.

                            CONDENSED BALANCE SHEETS

                     LIABILITIES AND SHAREOWNER'S INVESTMENT

(Dollars in Millions, Except Per Share Amount)                                          March 31, 2002       December 31, 2001
-------------------------------------------------------------------------------------------------------------------------------
                                                                                            (Unaudited)
CURRENT LIABILITIES
Debt maturing within one year:
   Note payable to affiliate                                                                $    219.6                 $  52.5
   Other                                                                                         425.4                   275.4
Accounts payable and accrued liabilities:
   Affiliates                                                                                    207.1                   247.7
   Other                                                                                         536.3                   580.9
Other liabilities                                                                                183.5                   181.5
                                                                                   ----------------------------------------------
                                                                                               1,571.9                 1,338.0
                                                                                   ----------------------------------------------

LONG-TERM DEBT                                                                                 1,711.8                 2,095.2
                                                                                   ----------------------------------------------

EMPLOYEE BENEFIT OBLIGATIONS                                                                     598.2                   593.0
                                                                                   ----------------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes                                                                            472.1                   428.4
Unamortized investment tax credits                                                                22.4                    22.7
Other                                                                                            271.2                   273.3
                                                                                   ----------------------------------------------
                                                                                                 765.7                   724.4
                                                                                   ----------------------------------------------

SHAREOWNER'S INVESTMENT
Common stock - $20 par value per share                                                         1,594.7                 1,594.7
   Authorized shares:   80,210,000
   Outstanding shares:  79,732,681
Contributed capital                                                                              181.3                   181.3
Reinvested earnings                                                                              169.2                   142.3
                                                                                   ----------------------------------------------
                                                                                               1,945.2                 1,918.3
                                                                                   ----------------------------------------------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT                                               $  6,592.8                $6,668.9
                                                                                   ==============================================




                  See Notes to Condensed Financial Statements.

                           Verizon Pennsylvania Inc.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                            Three Months Ended March 31,
                                                                                     --------------------------------------------
(Dollars in Millions) (Unaudited)                                                                 2002                  2001
---------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                       $  212.4              $  320.8
                                                                                     --------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments                                                                37.2                  21.7
Capital expenditures                                                                               (98.9)               (357.3)
Other, net                                                                                           (.1)                 (5.1)
                                                                                     --------------------------------------------
Net cash used in investing activities                                                              (61.8)               (340.7)
                                                                                     --------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Early extinguishment of debt                                                                      (225.0)                 ---
Principal repayments of capital lease obligations                                                    (.2)                  (.2)
Change in note payable to affiliate                                                                167.1                 109.5
Dividends paid                                                                                     (82.0)                (72.0)
Net change in outstanding checks drawn
     on controlled disbursement accounts                                                           (10.5)                (17.4)
                                                                                     --------------------------------------------
Net cash provided by/(used in) financing activities                                               (150.6)                 19.9
                                                                                     --------------------------------------------

NET CHANGE IN CASH                                                                                  ---                   ---

CASH, BEGINNING OF PERIOD                                                                           ---                   ---
                                                                                     --------------------------------------------
CASH, END OF PERIOD                                                                           $     ---             $     ---
                                                                                     ============================================




                  See Notes to Condensed Financial Statements.

                           Verizon Pennsylvania Inc.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    Basis of Presentation

      Verizon Pennsylvania Inc. is a wholly owned subsidiary of Verizon Communications Inc. (Verizon Communications). The accompanying unaudited condensed financial statements have been prepared based upon Securities and Exchange Commission (SEC) rules that permit reduced disclosure for interim periods. These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial position for the interim periods shown including normal recurring accruals. The results for the interim periods are not necessarily indicative of results for the full year. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For a more complete discussion of significant accounting policies and certain other information, you should refer to the financial statements included in our 2001 Annual Report on Form 10-K.

      We have reclassified certain amounts from prior year's data to conform to the 2002 presentation.

2.    Adoption of New Accounting Standards

      Goodwill and Other Intangible Assets

      Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under prescribed conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The goodwill impairment test under SFAS No. 142 requires a two-step approach, which is performed at the reporting unit level, as defined in SFAS No. 142. Step one identifies potential impairments by comparing the fair value of the reporting unit to its carrying amount. Step two, which is only performed if there is a potential impairment, compares the carrying amount of the reporting unit's goodwill to its implied value, as defined in SFAS No. 142. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized for an amount equal to that excess. Intangible assets that do not have indefinite lives are amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The adoption of SFAS No. 142 did not impact our results of operations or financial position because we had no goodwill or indefinite-lived intangible assets at December 31, 2001 and 2000.

     Our other intangible assets consist of non-network software as follows:


                                              As of March 31, 2002            As of December 31, 2001
                                 --------------------------------------------------------------------
                                   Gross Carrying      Accumulated   Gross Carrying      Accumulated
(Dollars in Millions)                      Amount     Amortization           Amount     Amortization
-----------------------------------------------------------------------------------------------------
Non-network software (3 to 7 years)      $184.6              $51.9         $184.6             $44.2

     Intangible assets amortization expense was $7.7 million for the quarter ended March 31, 2002. It is estimated to be $23.7 million for the remainder of 2002, $29.9 million in 2003, $25.6 million in 2004, $21.9 million in 2005 and
$12.6 million in 2006, related to our non-network software.

     Impairment or Disposal of Long-Lived Assets

     Effective January 1, 2002, we adopted SFAS No. 144. This standard supersedes SFAS No. 121 and the provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," with regard to reporting the effects of a disposal of a segment of a business. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale and addresses several SFAS No. 121 implementation issues. The adoption of SFAS No. 144 did not have a material effect on our results of operations or financial position.

3.    Recent Accounting Pronouncement

      Asset Retirement Obligations

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. We are required to adopt SFAS No. 143 effective January 1, 2003. We are currently evaluating the impact this new standard will have on our future results of operations or financial position.

4.    Dividend

      On May 1, 2002, we declared and paid a dividend from Reinvested Earnings in the amount of $95.0 million to Verizon Communications.

                           Verizon Pennsylvania Inc.

5.    Debt

      During March 2002, we recorded extraordinary charges associated with the early extinguishment of long-term debt, which reduced net income by $.9 million (net of income tax benefits of $.6 million). These debt extinguishments consisted of the following:

                . $50.0 million of 4 3/8% debentures due on February 1, 2003 . $100.0 million of 6 3/4% debentures due on May 1, 2008
                .  $75.0 million of 7 1/8% debentures due on January 1, 2012

6.    Shareowner's Investment


                                                                               Common         Contributed          Reinvested
(Dollars in Millions)                                                           Stock             Capital            Earnings
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                                                 $1,594.7              $181.3              $142.3
Net income                                                                                                              108.9
Dividend declared to Verizon Communications                                                                             (82.0)
                                                                   ------------------------------------------------------------
Balance at March 31, 2002                                                    $1,594.7              $181.3              $169.2
                                                                   ============================================================

      Net income and comprehensive income were the same for the three months ended March 31, 2002 and 2001.

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

8.    Investment in Verizon Ventures III Inc.

      In December, 2000, we transferred certain advanced data assets to an affiliated company, Verizon Ventures III Inc. (Ventures III) in exchange for common stock of Ventures III. This transfer was done to satisfy a condition of the Federal Communications Commission's (FCC) approval of the Bell Atlantic - GTE merger, which required the provision of advanced data services through a separate affiliate. Throughout 2000 and 2001, we continued to invest in Ventures III through the transfer of additional assets. As result of the transfers, we acquired an ownership interest in Ventures III, which we account for under the equity method of accounting.

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

9.    Employee Severance Costs

      In connection with the Bell Atlantic - GTE merger on June 30, 2000, we incurred charges associated with employee severance of $20.0 million. These costs, as recorded under SFAS No. 112, "Employers' Accounting for Postemployment Benefits," represent the benefit costs for the separation of management employees who are entitled to benefits under pre-existing separation plans. During the fourth quarter of 2001, we recorded a special charge of $76.6 million, as recorded under SFAS No. 112, for the voluntary and involuntary separation of employees. The remaining severance liability under these programs as of March 31, 2002 is $64.7 million.

                            Verizon Pennsylvania Inc.

Item 2.  Management's Discussion and Analysis of Results of Operations
           (Abbreviated pursuant to General Instruction H(2).)

      This discussion should be read in conjunction with the Condensed Financial Statements and Condensed Notes to Financial Statements.

RESULTS OF OPERATIONS

      We reported net income of $108.9 million for the three month period ended March 31, 2002, compared to net income of $93.6 million for the same period in 2001.

OPERATING REVENUES
------------------
(Dollars in Millions)


                                                                                                Three Months Ended March 31,
                                                                                      -----------------------------------------
                                                                                                   2002                 2001
-------------------------------------------------------------------------------------------------------------------------------
Local services                                                                                   $475.9               $503.7
Network access services                                                                           307.9                315.4
Long distance services                                                                             51.6                 63.5
Other services                                                                                     47.4                 51.3
                                                                                      -----------------------------------------
Total                                                                                            $882.8               $933.9
                                                                                      =========================================

      We recognize service revenues based upon usage of our local exchange network and facilities and contract fees. We recognize product and other service revenues when the products are delivered and accepted by the customers and when services are provided in accordance with contract terms.

LOCAL SERVICES

      2002 - 2001                                              (Decrease)
--------------------------------------------------------------------------------
      Three Months                                        $(27.8)       (5.5)%
--------------------------------------------------------------------------------

      Local service revenues are earned from the provision of local exchange, local private line, wire maintenance, voice messaging and value-added services. Value-added services are a family of services that expand the utilization of the network, including products such as Caller ID, Call Waiting and Return Call. The provision of local exchange services not only includes retail revenues, but also includes local wholesale revenues from unbundled network elements (UNEs), interconnection revenues from competitive local exchange carriers (CLECs), certain data transport revenues and wireless interconnection revenues.

      Local service revenues declined in the first three months of 2002 primarily due to the effect of lower demand and usage of some basic wireline services, as reflected by a decline in our switched access lines in service of 4.6% from March 31, 2001. This decrease primarily reflects the impact of the economic slowdown and competition. Technology substitution has also affected local service revenue growth, as indicated by lower demand for residential access lines. These decreases were partially offset by higher payments received from CLECs for the purchase of UNEs.

                            Verizon Pennsylvania Inc.

NETWORK ACCESS SERVICES

      2002 - 2001                                              (Decrease)
--------------------------------------------------------------------------------
      Three Months                                         $(7.5)       (2.4)%
--------------------------------------------------------------------------------

      Network access service revenues are earned from end-user subscribers and from long distance and other competing carriers who use our local exchange facilities to provide usage services to their customers. Switched access revenues are derived from fixed and usage-based charges paid by carriers for access to our local network. Special access revenues originate from carriers and end-users that buy dedicated local exchange capacity to support their private networks. End-user access revenues are earned from our customers and from resellers who purchase dial-tone services.

      Network access service revenue decreased in the first three months of 2002 primarily due to price reductions associated with federal and state price cap filings and other regulatory decisions. The impact of the slowing economy also affected network access service revenues in 2002. These decreases were partially offset by higher customer demand for our special access services, particularly for high-capacity, high-speed digital services.

LONG DISTANCE SERVICES

      2002 - 2001                                              (Decrease)
--------------------------------------------------------------------------------
      Three Months                                        $(11.9)      (18.7)%
--------------------------------------------------------------------------------

      Long distance revenues are earned primarily from calls made to points outside a customer's local calling area, but within our service area (intraLATA toll). IntraLATA toll calls originate and terminate within the same LATA, but generally cover a greater distance than a local call. These services are regulated by the Pennsylvania Public Utility Commission (PPUC) except where they cross state lines. Other long distance services that we provide include 800 services, Wide Area Telephone Service (WATS), and corridor services (between LATAs in Philadelphia and southern New Jersey).

     Long distance service revenues declined in the first three months of 2002 primarily due to competition and the effects of toll calling discount packages and product bundling offers of our intraLATA toll services. Technology substitution and the slowing economy also affected long distance service revenue growth.

OTHER SERVICES

      2002 - 2001                                              (Decrease)
--------------------------------------------------------------------------------
      Three Months                                         $(3.9)       (7.6)%
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

      Other service revenues decreased in the first three months of 2002 primarily due to a change in the allocation among affiliates of per call compensation for pay phone service, lower billing and collection revenues reflecting the take-back of these services by interexchange carriers, and an increase in late payment fees from customers.

                            Verizon Pennsylvania Inc.

OPERATING EXPENSES
------------------
(Dollars in Millions)


OPERATIONS AND SUPPORT

      2002 - 2001                                             (Decrease)
--------------------------------------------------------------------------------
      Three Months                                        $(79.1)      (16.4)%
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

      The decrease in operations and support expenses was primarily attributable to lower employee costs associated with declining workforce levels, as well as lower overtime for repair and maintenance activity principally as a result of reduced volumes at our dispatch and call centers. A decrease in centralized services expenses allocated to us by Verizon Services primarily due to effective cost control measures and favorable pension plan income including gain amortization also contributed to the decrease in operations and support expenses. Salary and wage increases for employees partially offset the decline in operations and support expenses for the three months ended March 31, 2002.

DEPRECIATION AND AMORTIZATION

      2002 - 2001                                               Increase
--------------------------------------------------------------------------------
      Three Months                                          $4.6         2.2%
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

      Depreciation and amortization expense increased in the first three months of 2002 principally due to growth in depreciable telephone plant and increased software amortization costs. This increase was partially offset by the effect of lower rates of depreciation.

OTHER RESULTS
-------------
(Dollars in Millions)

OTHER EXPENSE, NET

      2002 - 2001                                              (Decrease)
--------------------------------------------------------------------------------
      Three Months                                         $(1.1)       (4.5)%
--------------------------------------------------------------------------------

      Other expense, net includes equity income (losses), interest income and other nonoperating income and expense items. We have an investment in Verizon Ventures III Inc. (Ventures III), which we account for under the equity method. (See Note 8 to the Condensed Financial Statements.)

      The decrease in other expense, net, was primarily attributable to lower equity losses recognized in 2002 from our investment in Ventures III, partially offset by lower interest income from our short-term investments.

                            Verizon Pennsylvania Inc.

INTEREST EXPENSE

      2002 - 2001                                           (Decrease)
--------------------------------------------------------------------------------
      Three Months                                         $(1.3)       (3.7)%
--------------------------------------------------------------------------------

       Interest expense includes costs associated with borrowing and capital leases, net of capitalized interest costs. We capitalize interest associated with the acquisition or construction of plant assets. Capitalized interest is reported as a cost of plant and a reduction in interest expense.

      Interest expense decreased in the first three months of 2002, over the same period in 2001, primarily as a result of lower rates of interest and lower levels of average short-term debt with an affiliate. This decrease was partially offset by the effect of higher levels of long-term debt.

EFFECTIVE INCOME TAX RATES

      Three Months Ended March 31,
--------------------------------------------------------------------------------
      2002                                                      46.4%
--------------------------------------------------------------------------------
      2001                                                      47.7%
--------------------------------------------------------------------------------

      The effective income tax rate is the provision for income taxes as a percentage of income before provision for income taxes and extraordinary items. Our effective income tax rate was lower for the three months ended March 31, 2002, compared to the same period in 2001, primarily due to the effect of lower equity losses associated with our investment in Ventures III, for which we do not recognize income tax benefits.

EARLY EXTINGUISHMENT OF DEBT

      During March 2002, we recorded extraordinary charges associated with the early extinguishment of long-term debt, which reduced net income by $.9 million (net of income tax benefits of $.6 million).

      See Note 5 to the Condensed Financial Statements.


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

Recent Accounting Pronouncement

      Asset Retirement Obligations
      In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That

                            Verizon Pennsylvania Inc.

cost is then depreciated over the remaining life of the underlying long-lived asset. We are required to adopt SFAS No. 143 effective January 1, 2003. We are currently evaluating the impact this new standard will have on our future results of operations or financial position.

Compensation for Internet Traffic

      We continue to incur expenditures related to reciprocal compensation arrangements with competitive local exchange carriers and other carriers to terminate calls on their network.

      On April 27, 2001, the FCC released an order addressing intercarrier compensation for dial-up connections for Internet-bound traffic. The FCC found that Internet-bound traffic is interstate and subject to the FCC's jurisdiction. Moreover, the FCC again found that Internet-bound traffic is not subject to reciprocal compensation under Section 251(b)(5) of the 1996 Act. Instead, the FCC established federal rates per minute for this traffic that decline from $0.0015 to $0.0007 over a three-year period. The FCC order also sets caps on the total minutes of this traffic that may be subject to any intercarrier compensation and requires that incumbent local exchange carriers must offer to pay reciprocal compensation for local traffic at the same rate as they are required to pay on Internet-bound traffic. On May 3, 2002 the U.S. Court of Appeals for the D.C. Circuit remanded the April 27, 2001 FCC order for further proceedings. It did not vacate the interim pricing rules established in that order and they remain in effect.

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

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits:

                 Exhibit
                 Number
                 ------
                   12       Computation of Ratio of Earnings to Fixed Charges.

           (b) There were no Current Reports on Form 8-K filed during the quarter ended March 31, 2002.

                           Verizon Pennsylvania Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Verizon Pennsylvania Inc.




Date:  May 15, 2002                       By  /s/  Edwin F. Hall
                                             -----------------------------------
                                                   Edwin F. Hall
                                                   Chief Financial Officer
                                                   and Controller

        UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MAY 8, 2002.