Form 10-Q
period 2003-03-31
VERIZON PENNSYLVANIA INC
filed 2003-05-13
CIK 11107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 1-6393

VERIZON PENNSYLVANIA INC.

A Pennsylvania Corporation	I.R.S. Employer Identification No. 23-0397860

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Verizon Pennsylvania Inc.

		Page

PART I	Financial Information

Item 1.	Financial Statements

	Condensed Statements of Income
	Three Months Ended March 31, 2003 and 2002	1

	Condensed Balance Sheets
	March 31, 2003 and December 31, 2002	2

	Condensed Statements of Cash Flows
	Three Months Ended March 31, 2003 and 2002	4

	Notes to Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Results of Operations	8

Item 4.	Controls and Procedures	15

PART II	Other Information

Item 6.	Exhibits and Reports on Form 8-K	16

Signatures		17

Certifications		18

Exhibit Index		20

Verizon Pennsylvania Inc.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED STATEMENTS OF INCOME

	Three Months Ended March 31,
(Dollars in Millions) (Unaudited)	2003	2002

Operating Revenues (including $56.2 and $63.5 from affiliates)	$881.4	$882.8

Operating Expenses (including $190.0 and $149.2 to affiliates)
Cost of services and sales (exclusive of items shown below)	258.7	235.2
Selling, general and administrative expense	177.7	167.2
Depreciation and amortization	199.6	218.2

Total Operating Expenses	636.0	620.6

Operating Income	245.4	262.2

Other income and (expense), net (including $0 and $(23.9) from affiliates)	.6	(24.9)

Interest expense (including $1.2 and $.6 to affiliate)	29.2	33.9

Income before provision for income taxes and cumulative effect of change in accounting principle	216.8	203.4

Provision for income taxes	89.3	94.5

Income Before Cumulative Effect of Change In Accounting Principle	127.5	108.9

Cumulative effect of change in accounting principle, net of tax	176.0	—

Net Income	$303.5	$108.9

See Notes to Condensed Financial Statements.

Verizon Pennsylvania Inc.

CONDENSED BALANCE SHEETS

ASSETS

(Dollars in Millions)	March 31, 2003	December 31, 2002

	(Unaudited)

Current assets
Short-term investments	$71.7	$106.3
Accounts receivable:
Trade and other, net of allowances for uncollectibles of $189.1 and $187.4	562.4	601.7
Affiliates	82.9	88.2
Material and supplies	16.1	16.3
Prepaid expenses	86.0	49.8
Deferred income taxes	95.2	92.1
Other	99.7	96.9

	1,014.0	1,051.3

Plant, property and equipment	13,062.1	13,019.8
Less accumulated depreciation	8,171.6	8,333.3

	4,890.5	4,686.5

Intangible assets, net	109.7	114.9

Prepaid pension asset	698.9	650.6

Other assets	279.5	282.2

Total assets	$6,992.6	$6,785.5

See Notes to Condensed Financial Statements.

Verizon Pennsylvania Inc.

CONDENSED BALANCE SHEETS

LIABILITIES AND SHAREOWNER’S INVESTMENT

(Dollars in Millions, Except Per Share Amount)	March 31, 2003	December 31, 2002

	(Unaudited)

Current liabilities
Debt maturing within one year:
Note payable to affiliate	$351.9	$279.9
Other	.5	150.5
Accounts payable and accrued liabilities:
Affiliates	188.4	231.7
Other	483.2	504.1
Other current liabilities	192.2	191.4

	1,216.2	1,357.6

Long-term debt	1,958.0	1,961.4

Employee benefit obligations	670.9	665.3

Deferred credits and other liabilities
Deferred income taxes	740.5	590.3
Unamortized investment tax credits	21.2	21.5
Other	197.8	188.9

	959.5	800.7

Shareowner’s investment
Common stock – $20 par value per share
Authorized shares: 80,210,000	1,594.7	1,594.7
Outstanding shares: 79,732,681
Contributed capital	221.4	221.4
Reinvested earnings	371.9	184.4

	2,188.0	2,000.5

Total liabilities and shareowner’s investment	$6,992.6	$6,785.5

See Notes to Condensed Financial Statements.

Verizon Pennsylvania Inc.

CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(Dollars in Millions) (Unaudited)	2003	2002

Net Cash Provided by Operating Activities	$259.1	$212.4

Cash Flows from Investing Activities
Capital expenditures (including capitalized network and non-network software)	(96.9)	(98.9)
Net change in short-term investments	34.6	37.2
Other, net	—	(.1)

Net cash used in investing activities	(62.3)	(61.8)

Cash Flows from Financing Activities
Early extinguishment of debt	—	(225.0)
Principal repayments of borrowings and capital lease obligations	(150.2)	(.2)
Change in note payable to affiliate	72.0	167.1
Dividends paid	(116.0)	(82.0)
Net change in outstanding checks drawn on controlled disbursement accounts	(2.6)	(10.5)

Net cash used in financing activities	(196.8)	(150.6)

Net change in cash	—	—

Cash, beginning of period	—	—

Cash, end of period	$—	$—

See Notes to Condensed Financial Statements.

Verizon Pennsylvania Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.    Basis of Presentation

Verizon Pennsylvania Inc. is a wholly owned subsidiary of Verizon Communications Inc. (Verizon). The accompanying unaudited condensed financial statements have been prepared based upon Securities and Exchange Commission (SEC) rules that permit reduced disclosure for interim periods. These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial position for the interim periods shown including normal recurring accruals. The results for the interim periods are not necessarily indicative of results for the full year. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For a more complete discussion of significant accounting policies and certain other information, you should refer to the financial statements included in our 2002 Annual Report on Form 10-K.

We have reclassified certain amounts from prior year’s data to conform to the 2003 presentation.

2.    Adoption of New Accounting Standards

Stock-Based Compensation

We participate in employee compensation plans sponsored by Verizon with awards of Verizon common stock. Prior to 2003, Verizon accounted for stock-based employee compensation under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and followed the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” In accordance with APB Opinion No. 25, no stock-based employee compensation expense for our fixed stock option plans is reflected in our 2002 net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2003, Verizon adopted the fair value recognition provisions of SFAS No. 123, using the prospective method (as permitted under SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”) to all new awards granted, modified or settled after January 1, 2003. Under the prospective method, employee compensation expense in the first year will be recognized for new awards granted, modified, or settled. The options generally vest over a term of three years, therefore the expense related to stock-based employee compensation included in the determination of net income for the first quarter of 2003 is less than what would have been recorded if the fair value method was also applied to previously issued awards. The following table illustrates the effect on net income if the fair value method had been applied to all outstanding and unvested options in each period:

	Three Months Ended March 31,
(Dollars in Millions)	2003	2002

Net income, as reported	$303.5	$108.9
Add: Stock option-related employee compensation expense included in reported net income, net of related tax effects	—	—
Deduct: Total stock option-related employee compensation expense determined under fair value based method for all awards, net of related tax effects	(.1)	(1.4)

Pro forma net income	$303.4	$107.5

After-tax compensation expense for other stock-based compensation included in net income as reported for the three months ended March 31, 2003 and 2002 was not material.

Asset Retirement Obligations

Effective January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as part of the book value of the long-lived asset. We have determined that we do not have a material legal obligation to remove long-lived assets as described by this statement. However, prior to the adoption of SFAS No. 143, we included estimated removal costs in our group depreciation models. These costs have increased depreciation expense and accumulated depreciation for future removal costs for existing assets. These removal costs were recorded as a reduction to accumulated depreciation when the assets were retired and removal costs were incurred.

Verizon Pennsylvania Inc.

For some assets, such as telephone poles, the removal costs exceeded salvage value. Under the provisions of SFAS No. 143, we are required to exclude costs of removal from our depreciation rates for assets for which the removal costs exceed salvage. Accordingly, in connection with the initial adoption of this standard on January 1, 2003, we have reversed accrued costs of removal in excess of salvage from our accumulated depreciation accounts for these assets. The adjustment was recorded as a cumulative effect of an accounting change, resulting in the recognition of a gain of $300.8 million ($176.0 million after-tax). Effective January 1, 2003, we began expensing costs of removal in excess of salvage for these assets as incurred. The ongoing impact of this change in accounting resulted in a decrease in depreciation expense and an increase in cost of services and sales, which was not material to our total operating results for the three month period ended March 31, 2003.

Debt Extinguishment

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145, among other things, eliminates the requirement that all gains and losses on the extinguishment of debt must be classified as extraordinary items on the income statement, thereby permitting the classification of such gains and losses as extraordinary items only if they meet the criteria of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” We adopted this provision of SFAS No. 145 effective January 1, 2003 and, upon adoption, reclassified the losses on the early extinguishment of debt and related tax benefits that were previously reported in our statements of income as extraordinary items to Other expense and Provision for income taxes.

3.    Dividend

On May 1, 2003, we declared and paid a dividend in the amount of $152.0 million to our parent, Verizon.

4.    Shareowner’s Investment

(Dollars in Millions)	Common Stock	Contributed Capital	Reinvested Earnings

Balance at December 31, 2002	$1,594.7	$221.4	$184.4
Net income			303.5
Dividend declared			(116.0)

Balance at March 31, 2003	$1,594.7	$221.4	$371.9

Net income and comprehensive income were the same for the three months ended March 31, 2003 and 2002.

5.    Employee Severance Costs

We maintain ongoing severance plans for both management and associate employees, which provide benefits to employees that are terminated. The costs for these plans are accounted for under SFAS No. 112, “Employers’ Accounting for Postemployment Benefits.” We accrue for severance benefits based on the terms of our severance plan over the estimated service periods of the employees. The accruals are also based on the historical run-rate of actual severances and expectations for future severances. From time to time, because Verizon’s severance programs are implemented across its subsidiaries, Verizon must redistribute the amount of severance liability based on actual experience at the companies.

In the fourth quarter of 2001, it was determined that our severance liability was not sufficient as a result of new downsizing plans and we recorded a special charge of $76.6 million. In the second quarter of 2002, again, it was determined that the severance liability was not sufficient because of further downsizing plans and we recorded a special charge of $21.5 million. As of March 31, 2003, approximately 1,660 employees have been separated under the 2001 and 2002 severance programs. As of March 31, 2003, our severance liability was $72.8 million, which includes future payments to employees previously separated under the 2001 and 2002 severance programs. During the first quarter of 2003, the company’s severance liability was increased by $14.0 million for the redistribution of severance liabilities across Verizon’s subsidiaries and decreased by $9.5 million principally for payments. Severance costs are included in selling, general and administrative expense in our statements of income.

Verizon Pennsylvania Inc.

6.    Intangible Assets

Our intangible assets consist of non-network software which we amortize over periods of 3 to 7 years. At March 31, 2003 and December 31, 2002, the gross carrying amount of these assets was $193.5 million and $190.5 million and the related accumulated amortization was $83.8 million and $75.6 million, respectively. Amortization expense was $8.2 million and $7.7 million for the three months ended March 31, 2003 and 2002, respectively. Amortization expense is estimated to be $24.5 million for the remainder of 2003, $30.5 million in 2004, $22.4 million in 2005, $17.0 million in 2006, and $10.0 million in 2007.

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

RESULTS OF OPERATIONS

We reported net income of $303.5 million for the three month period ended March 31, 2003, compared to net income of $108.9 million for the same period in 2002. Our reported results included the following special item:

Cumulative Effect of Change in Accounting Principle

Effective January 1, 2003, we adopted Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations.” This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as part of the book value of the long-lived asset. We have determined that we do not have a material legal obligation to remove long-lived assets as described by this statement. However, prior to the adoption of SFAS No. 143, we included estimated removal costs in our group depreciation models. These costs have increased depreciation expense and accumulated depreciation for future removal costs for existing assets. These removal costs were recorded as a reduction to accumulated depreciation when the assets were retired and removal costs were incurred.

For some assets, such as telephone poles, the removal costs exceeded salvage value. Under the provisions of SFAS No. 143, we are required to exclude costs of removal from our depreciation rates for assets for which the removal costs exceed salvage. Accordingly, in connection with the initial adoption of this standard on January 1, 2003, we have reversed accrued costs of removal in excess of salvage from our accumulated depreciation accounts for these assets. The adjustment was recorded as a cumulative effect of an accounting change, resulting in the recognition of a gain of $300.8 million ($176.0 million after-tax). Effective January 1, 2003, we began expensing costs of removal in excess of salvage for these assets as incurred. The ongoing impact of this change in accounting resulted in a decrease in depreciation expense and an increase in cost of services and sales, which was not material to our total operating results for the three month period ended March 31, 2003.

Income before the cumulative effect of the change in accounting principle, increased by $18.6 million, or 17.1% in the first quarter of 2003, compared to the first quarter of 2002, as a result of the pre-tax impact of operating revenues, operating expenses and other results as described in the following sections.

OPERATING REVENUES

(Dollars in Millions)

	Three Months Ended March 31,
	2003	2002

Local services	$458.9	$475.9
Network access services	328.2	307.9
Long distance services	50.0	51.6
Other services	44.3	47.4

Total	$881.4	$882.8

Verizon Pennsylvania Inc.

LOCAL SERVICES

2003-2002	(Decrease)

Three Months	$(17.0)	(3.6)%

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

Local service revenues declined in the first three months of 2003 primarily due to lower demand and usage of our basic local wireline services. The effects of mandated price reductions on UNEs, technology substitution from wireless services and the lagging economy largely drove the decline in local service revenue growth, as reflected by a decline in switched access lines in service of 8.0% from a year ago. Regulatory pricing rules for UNEs are shifting the mix of access lines from retail to wholesale resulting in more competition for local exchange services. These decreases were partially offset by increased sales of packaged wireline services as a result of expanded new products and pricing plans.

NETWORK ACCESS SERVICES

2003-2002	Increase

Three Months	$20.3	6.6%

Network access service revenues are earned from end-user subscribers and from long distance and other competing carriers who use our local exchange facilities to provide usage services to their customers. Switched access revenues are derived from fixed and usage-based charges paid by carriers for access to our local network. Special access revenues originate from carriers and end-users that buy dedicated local exchange capacity to support their private networks. End-user access revenues are earned from our customers and from resellers who purchase dial-tone services, including digital subscriber lines (DSL).

The increase in network access revenues in the first three months of 2003 was mainly attributable to higher customer demand for data transport services (primarily special access services and DSL). Special access revenue growth reflects continuing demand in the business market for high-capacity, high-speed digital services, offset by lessening demand for older, low-speed data products and services.

LONG DISTANCE SERVICES

2003-2002	(Decrease)

Three Months	$(1.6)	(3.1)%

Long distance revenues are earned primarily from calls made to points outside a customer’s local calling area, but within our service area (intraLATA toll). IntraLATA toll calls originate and terminate within the same LATA, but generally cover a greater distance than a local call. These services are regulated by the Pennsylvania Public Utility Commission (PPUC) except where they cross state lines. Other long distance services that we provide include 800 services, Wide Area Telephone Service (WATS), and corridor services (between LATAs in Philadelphia and southern New Jersey). We also earn revenue from private line and operator services associated with long distance calls.

Long distance service revenues declined in the first three months of 2003 primarily due to the effects of competition, technology substitution and lower access line growth due to the soft economy.

Verizon Pennsylvania Inc.

OTHER SERVICES

2003-2002	(Decrease)

Three Months	$(3.1)	(6.5)%

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

Other service revenues decreased in the first three months of 2003 primarily due to lower facilities rental revenues from affiliates. This decrease was partially offset by an increase in late payment fees due to an increase in rates. In addition, the effect of a change in the allocation percentage among affiliates for per call compensation of pay phone service in 2002 further offset the decrease in other service revenues in the first three months of 2003.

OPERATING EXPENSES

(Dollars in Millions)

COST OF SERVICES AND SALES

2003-2002	Increase

Three Months	$23.5	10.0%

Cost of services and sales includes the following costs directly attributable to a service or product: salaries and wages, benefits, materials and supplies, contracted services, network access and transport costs, customer provisioning costs, computer systems support and cost of products sold. Aggregate customer care costs, which include billing and service provisioning, are allocated between cost of services and sales and selling, general and administrative expense.

The increase in cost of services and sales in the first quarter of 2003 was mainly driven by lower net pension and other post-retirement benefit income and higher costs allocated from affiliates associated with cost of services. The company participates in Verizon Communications Inc.’s (Verizon) defined pension plan and postretirement healthcare and life insurance plans. As of December 31, 2002, Verizon changed key employee benefit plan assumptions in response to current conditions in the securities markets and medical and prescription drug costs trends. The expected rate of return on pension plan assets has been changed from 9.25% in 2002 to 8.50% in 2003 and the expected rate of return on other postretirement benefit plan assets has been changed from 9.10% in 2002 to 8.50% in 2003. The discount rate assumption has been lowered from 7.25% in 2002 to 6.75% in 2003 and the medical cost trend rate assumption has been increased from 10.00% in 2002 to 11.00% in 2003. For the three month period ended March 31, 2003, the company recorded pension income, net of postretirement benefit expenses (after consideration of capitalized costs) of $28.0 million, compared to $53.7 million for the same period in 2002.

These cost increases were partially offset by lower access and transport costs. As part of our ongoing review of local interconnection expense charged by CLECs, we determined that selected charges from CLECs, previously recorded as expense but not paid, were no longer required and, accordingly, we adjusted our first quarter 2003 operating expenses. In addition, we recognize as local interconnection expense no more than the amount payable under the April 27, 2001 Federal Communications Commission (FCC) order addressing intercarrier compensation for dial-up connections for Internet-bound traffic. Cost of services and sales in the first quarter of 2003 was also lower due to the effect of work force reductions over the past year.

See “Other Matters – Compensation for Internet Traffic” for additional information on FCC rulemakings and other court decisions addressing intercarrier compensation for dial-up connections for Internet-bound traffic.

Verizon Pennsylvania Inc.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

2003-2002	Increase

Three Months	$10.5	6.3%

Selling, general and administrative expense (SG&A) includes salaries and wages and benefits not directly attributable to a service or product, bad debt charges, taxes other than income, advertising and sales commission costs, customer billing, call center and information technology costs, professional service fees, and rent for administrative space. Aggregate customer care costs, which include billing and service provisioning, are allocated between cost of services and sales and selling, general and administrative expense.

The increase in SG&A expense was primarily driven by higher general and administrative costs allocated from affiliates. This increase was partially offset by lower gross receipts and property taxes and lower bad debt expense as a result of improved collections, customer deposit requirements and lower accounts receivable.

DEPRECIATION AND AMORTIZATION

2003-2002	(Decrease)

Three Months	$(18.6)	(8.5)%

Depreciation and amortization expense decreased principally due to the effect of lower rates of depreciation, as well as the favorable impact of adopting SFAS No. 143, effective January 1, 2003. Under SFAS No. 143, we began expensing the costs of removal in excess of salvage for outside plant assets as incurred. Previously, we had included costs of removal for these assets in our depreciation rates. These decreases were partially offset by growth in depreciable telephone plant.

OTHER RESULTS

(Dollars in Millions)

OTHER INCOME AND (EXPENSE), NET

2003-2002	Increase

Three Months	$25.5	102.4%

Other income and (expense), net includes equity income (losses), interest income, gains and losses on early extinguishment of debt and other nonoperating income and expense items. As a result of the reintegration of Verizon Ventures III Inc. (Ventures III) completed on June 1, 2002, we no longer recognize equity income (loss) from this investment.

The increase in other income and (expense), net was primarily attributable to the effect of equity losses recognized in the first three months of 2002 from our investment in Ventures III.

INTEREST EXPENSE

2003-2002	(Decrease)

Three Months	$(4.7)	(13.9)%

Interest expense includes costs associated with borrowing and capital leases, net of capitalized interest costs. We capitalize interest associated with the acquisition or construction of plant assets. Capitalized interest is reported as a cost of plant and a reduction in interest expense.

Interest expense decreased in the first three months of 2003, over the same period in 2002, primarily due to the effect of lower levels of long-term debt.

Verizon Pennsylvania Inc.

EFFECTIVE INCOME TAX RATES

Three Months Ended March 31,

2003	41.2%
2002	46.5%

The effective income tax rate is the provision for income taxes as a percentage of income before provision for income taxes and cumulative effect of change in accounting principle. Our effective income tax rate was lower for the three months ended March 31, 2003, compared to the same period in 2002, primarily due to the effect of equity losses associated with our investment in Ventures III, which were recorded in the first three months of 2002, for which we did not recognize income tax benefits.

OTHER MATTERS

FCC Regulation and Interstate Rates

We are subject to the jurisdiction of the FCC with respect to interstate services and related matters. In 2002, the FCC continued to implement reforms to the interstate access charge system and to implement the “universal service” and other requirements of the Telecommunications Act of 1996 (the 1996 Act).

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

The FCC has adopted rules for special access services that provide for pricing flexibility and ultimately the removal of services from price regulation when prescribed competitive thresholds are met. In order to use these rules, carriers must forego the ability to take advantage of provisions in the current rules that provide relief in the event earnings fall below prescribed thresholds. Verizon has been authorized to remove special access and dedicated transport services from price caps in 37 Metropolitan Statistical Areas (MSAs) in the former Bell Atlantic territory and in 19 additional MSAs in the former GTE territory. In addition, the FCC has found that in 22 MSAs Verizon has met the stricter standards to remove special access connections to end-user customers from price caps.

In November 1999, the FCC adopted a new mechanism for providing universal service support to high cost areas served by large local telephone companies. This funding mechanism provides additional support for local telephone services in several states served by Verizon’s telephone operations. This system has been supplemented by the new FCC access charge plan described above. On July 31, 2001, the U.S. Court of Appeals for the Tenth Circuit reversed and remanded to the FCC for further proceedings. The court concluded that the FCC had failed to adequately explain some aspects of its decision and had failed to address any need for a state universal service mechanism. The current universal service mechanism remains in place

Verizon Pennsylvania Inc.

pending the outcome of any FCC review as a result of these appeals. The FCC also has proceedings underway to evaluate possible changes to its current rules for assessing contributions to the universal service fund. Any change in the current assessment mechanism could result in a change in the contribution that local telephone companies must make and that would have to be collected from customers.

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

On May 24, 2002, the U.S. Court of Appeals for the D.C. Circuit released an order that overturned the most recent FCC decision establishing which network elements were required to be unbundled. In particular, the court found that the FCC did not adequately consider the limitations of the “necessary and impair” standards of the 1996 Act when it chose national rules for unbundling and that it failed to consider the relevance of competition from other types of service providers, including cable and satellite. The court also vacated a separate order that had authorized an unbundling requirement for “line sharing” where a competing carrier purchases only a portion of the copper connection to the end-user in order to provide high-speed broadband services using DSL technology. The U.S. Supreme Court subsequently declined to review that decision.

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

Prior to the issuance of these orders from the U.S. Court of Appeals for the D.C. Circuit, the FCC had already begun a review of the scope of its unbundling requirement through a rulemaking referred to as the triennial review of UNEs. This rulemaking reopened the question of what network elements must be made available on an unbundled basis under the 1996 Act, and will address the impact of the order by the U.S. Court of Appeals for the D.C. Circuit overturning its previous rules, as well as other pending issues relating to unbundled elements, including the question of whether competing carriers may substitute combinations of unbundled loops and transport for already competitive special access services. On February 20, 2003, the FCC announced a decision in its triennial review, but the order has not yet been released.

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

Several parties requested rehearing, asking the court to vacate the underlying order. Those requests were denied in a series of orders released on September 24, 2002 and September 25, 2002. The U.S. Supreme Court has declined to review that denial. In the meantime, pending further action by the FCC, the FCC’s underlying order remains in effect.

Verizon Pennsylvania Inc.

State Regulation of Rates and Services

In May 2002, the PPUC found that the Alternative Regulation Plan required us to deploy a broadband network capable of providing 45 megabits per second service within 5 days of a customer request. We had requested reconsideration of this ruling and have filed a petition to clarify our network deployment commitments. In March 2003, an Administrative Law Judge recommended that our network modernization plan be amended to require us to deploy a broadband network capable of providing services at 1.544 megabits per second within 5 days of request, and 45 megabits per second within a commercially reasonable time frame, by 2010. We have excepted to this decision. A PPUC decision on this matter is expected in mid 2003.

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

Verizon Pennsylvania Inc.

PART II – OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit Number

	12	Computation of Ratio of Earnings to Fixed Charges.

	99	Officer Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

A Current Report on Form 8-K was furnished on March 19, 2003, containing certification statements to the Securities and Exchange Commission, signed by the Chairman of the Board and Chief Executive Officer and by the Chief Financial Officer.

Verizon Pennsylvania Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Verizon Pennsylvania Inc.

Date: May 13, 2003	By	/S/ EDWIN F. HALL

Edwin F. Hall
Controller

UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MAY 7, 2003.

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	/s/ LAWRENCE T. BABBIO, JR.
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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	/s/ LAWRENCE R. WHITMAN
Lawrence R. Whitman
Chief Financial Officer

Verizon Pennsylvania Inc.

EXHIBIT INDEX

Exhibit Number

12	Computation of Ratio of Earnings to Fixed Charges.

99	Officer Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.